Form 10-Q
period 2009-03-31
Cyber Informatix, Inc.
filed 2009-05-11
CIK 1446210

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-154610

CYBER INFORMATIX, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada	22-3968194
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	Number)

1645 Cyrene Drive, Carson, CA  90746
(Address of registrant's principal executive offices)

306-529-2652
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒      No  ☐

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes  ☐      No  ☒

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 5,445,000 outstanding as of May 8, 2009.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

CYBER INFORMATIX, INC.

CONDENSED FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

CYBER INFORMATIX, INC .
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2009	June 30, 2008
		(Audited)
CURRENT ASSETS
Cash	$916	$612

TOTAL CURRENT ASSETS	916	612

SOFTWARE AND WEBSITE
Software	87,139	80,000
Website	10,156	5,907
Less: Depreciation and Amortization	(41,117)	(20,000)

TOTAL	56,178	65,907

TOTAL ASSETS	$57,094	$66,519

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	4,929	2,518
Note payable	-	15,000
Interest Payable	-	904
Shareholders' Loans	47,500	74,413

TOTAL CURRENT LIABILITIES	52,429	92,835

TOTAL LIABILITIES	52,429	92,835

STOCKHOLDERS' EQUITY
Common stock; 75,000,000 shares authorized, par value $0.001, 5,445,000 issued and outstanding,(Note 3)	5,445	5,445
Additional Paid In Capital	71,826	10,305
Stock Subscriptions Receivable	-	(9,450)
Accumulated Deficit in the development stage	(72,606)	(32,616)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,664	(26,316)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$57,094	$66,519

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception
					September 10,
	Three Months Ended		Nine Months Ended		2007 through
	March 31 Quarter Ended		March 31		March 31,
	2009	2008	2009	2008	2009

SALES	$60	$128	$303	$546	$1,102
COST OF SALES			-	-	-

GROSS PROFIT	60	128	303	546	1,102

OPERATING EXPENSES
General & administrative expenses	4,509	1,790	18,877	4,611	31,388
Depreciation & amortization	7,202	6,667	21,117	13,333	41,117

TOTAL OPERATING EXPENSES	11,711	8,456	39,993	17,944	72,504
					-
LOSS FROM OPERATIONS	(11,651)	(8,328)	(39,690)	(17,398)	(71,402)

OTHER EXPENSES
Interest Expense	-	300	300	600	1,204

TOTAL OTHER EXPENSES	-	300	300	600	1,204
					-
LOSS BEFORE INCOME TAXES	(11,651)	(8,628)	(39,990)	(17,998)	(72,606)

PROVISION FOR INCOME TAXES			-	-	-
					-
NET LOSS	$(11,651)	$(8,628)	$(39,990)	$(17,998)	$(72,606)
					-
Basic loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	5,445,000	4,500,000	5,445,000	4,500,000

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional	Stock		Totals
	Common Stock		Paid In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE ON INCEPTION, September 10, 2007	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share, September 30, 2007	4,500,000	4,500	-	-	-	4,500

Common stock issued at $0.01 per share, June 30, 2008	945,000	945	8,505	-	-	9,450

Contributed Capital	-	-	1,800	-	-	1,800

Stock Subscriptions Receivable	-	-	-	(9,450)	-	(9,450)

Net (Loss) for year ended June 30, 2008 (Audited)	-	-	-	-	(32,616)	(32,616)

BALANCE, JUNE 30, 2008	5,445,000	$5,445	$10,305	$(9,450)	$(32,616)	$(26,316)

Proceeds from stock subscriptions	-	-	-	9,450	-	9,450

Contributed Capital	-	-	61,521	-	-	61,521

Net (Loss) for nine months ended March 31, 2009 (Unaudited)	-	-	-	-	(39,990)	(39,990)

BALANCE, MARCH 31, 2009	5,445,000	$5,445	$71,826	$-	$(72,606)	$4,664

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
			September 10,
	Nine Months Ended		2007 through
	March 31		March 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net Loss	$(39,990)	(17,998)	(72,606)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization	21,117	13,333	41,117
Contribution of capital	3,004	1,200	4,804
Changes in operating assets and liabilities:
Increase (decrease) in interest payable	(904)	600	-
Increase (decrease) in accounts payable	2,411	-	4,929
Net Cash Provided (Used) by Operating Activities	(14,362)	(2,865)	(21,756)

INVESTING ACTIVITIES
Purchase of fixed assets	(11,388)	(70,907)	(82,295)
Net Cash Provided (Used) by Investing Activities	(11,388)	(70,907)	(82,295)

FINANCING ACTIVITIES
Common Shares issued	9,450	4,500	13,950
Additional Paid In Capital	51,517	-	51,517
Proceeds (Payment) on Note Payable	(8,000)	-	(8,000)
Proceeds (Payment) on Shareholder loan	(26,913)	69,847	47,500
Net Cash Provided by Financing Activities	26,054	74,347	104,967

NET INCREASE (DECREASE) IN CASH	304	575	916

CASH POSITION, BEGINNING OF PERIOD	612	-	-

CASH POSITION, END OF PERIOD	$916	$575	$916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$300	600	1,204
Income Taxes	$-	-	-
NON CASH FINANCING ACTIVITIES:
Stock Subscriptions Receivable	$-	-	9,450
Contributed Capital	$10,004	1,200	11,804
Note Payable for Software Asset Purchase	$(7,000)	$15,000	(7,000)

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
For The Period Ended March 31, 2009

1.     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of June 30, 2008. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

2.	DESCRIPTION OF THE BUSINESS

Cyber Informatix, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $(72,606) as of March 31, 2009. The fiscal year end of the Company is June 30. The company was incorporated September 10, 2007 under the laws of the state of Nevada as Cyber Informatix, Inc. The company was established to pursue opportunities in the pre-packaged downloadable software industry, targeting the personal-use software application market. The software products are distributed exclusively via the internet and are available for download only. The company intends to develop more software products in the future to add to the current product line.

The company initially purchased software and source code assets via an asset purchase agreement on September 30, 2007. The website has been further developed to accommodate multi-payment applications and functions as a user-friendly e-commerce business. The software products are available via download online at www.cyberinformatix.com and www.personalelectronicorganizer.com ..

3.	CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the year ended June 30, 2008, the company had 5,445,000 common shares outstanding.

On September 28, 2007, the Company issued a total of 4,500,000 shares of its common stock to its founders for total cash proceeds of $4,500. On June 30, 2008, the Company issued a total of 945,000 shares of its common stock to nineteen individuals residing outside the U.S. for total proceeds of $9,450. The company had a total of 5,445,000 shares outstanding as of March 31, 2009.

4.	RELATED PARTY TRANSACTIONS

From inception at September 10, 2007 through to December 31, 2008, the founding shareholders, Donald C. Jones and Terry G. Bowering, who are also Directors of the company, provided loans to the company. The total outstanding balance of the shareholder loans as at March 31, 2009 was $47,500 and is shown as a current liability on the balance sheet. This shareholder loan carries no interest and no set terms of principal repayment but are payable on demand. During the period ended March 31, 2009, Terry G. Bowering converted the entire remaining balance of his shareholder loan to equity in the amount of $26,913, which was credited to Additional Paid-In Capital.

CYBER INFORMATIX, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
For The Period Ended March 31, 2009

4.	RELATED PARTY TRANSACTIONS (continued)

In addition, the President of the Company, Mr. Donald C. Jones is providing office space at his residence to conduct administrative duties to manage the company’s business. The company deemed this space to have a value of $200 per month (rent expense) of which eighteen months rent ($3,600) up to the period ended March 31, 2009 is credited to Contributed Capital and shown on the balance sheet as Additional Paid-In Capital.

5.	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

From inception at September 10, 2007 through to December 31, 2008, the Company has incurred a net loss of $(72,606). The company’s current liabilities exceed its current assets by $51,513. These factors may create uncertainty about the Company's ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through the sale of common stock in additional private placement share offerings expected to commence in late 2009; (2) issuing additional promissory notes to borrow funds that will allow the company to continue to conduct operations; (3) On October 21, 2008, the company filed its S-1 Registration Statement to the United States Securities and Exchange Commission with the intention of becoming a fully reporting publicly traded corporation. The company became “Effective” on April 1, 2009 and is therefore now a fully reporting issuer. Management believes now that its status as a fully reporting issuer combined with its intentions to also become publicly traded in the near future, will substantially enhance the company’s opportunities to raise capital via stock offerings in the future and provide future liquidity to investors.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CYBER INFORMATIX, INC.
(A Development Stage Company)

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  We do not intend to update these forward-looking statements.

Overview

Cyber Informatix, Inc., (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the pre-packaged downloadable software business with administrative office located at 1645 Cyrene Drive, Carson, CA, 90746.

We are a small software design and e-commerce company in the development stage whose primary business is distributing economically-priced downloadable application software via the Internet. We were organized on September 10, 2007. Our administrative office is located at 1645 Cyrene Drive, Carson, California, 90746. Our telephone number is (306)529-2652 and our facsimile number is (306)352-1597. Our corporate resident agent, located in the state of Nevada, is Spiegal & Ultrera Law Firm located at 1785 E. Sahara Avenue, Suite 490, Las Vegas, Nevada 89104 (Telephone:  702.364.2200, Facsimile 702.458.2100). The company was incorporated under the laws of the State of Nevada on September 10, 2007. We develop and market software. For the period from inception through to March 31, 2009, our total sales were $1,102 and our total net loss was $(72,606). We have no partnering, joint venture or similar such arrangements and/or commitments to enter into any such agreements.

We were established to pursue opportunities in the pre-packaged downloadable software industry, targeting the personal-use software application market. To launch our business, our current software source code assets and website were purchased on September 28, 2007 via an asset purchase agreement. As well, we retained a software developer and website design firm to develop our business. Our software application products are distributed exclusively via the internet and are available for download only on our fully operational e-commerce website located on the World Wide Web at www.personalelectronicorganizer.com , and www.cyberinformatix.com .. The website has been further developed to accommodate multi-payment applications. Software and web design development is ongoing with the objective of ensuring that our software products are compatible with current PC operating systems and contain all of the features necessary to maximize “user-friendliness” for the consumer.

We generate our revenues from software downloads of our products from our website. Payment is made through our online integrated shopping cart that accepts a wide range of online payment methods, including PayPal, credit cards, and e-checks. On March 31, 2009, we had total assets of $57,094. Over the next 12 months, we intend to complete the redevelopment and upgrade our current suite of proprietary software products to be fully compatible with the new Microsoft PC operating system standard known as “Vista”.  We also intend to develop more software product applications in the future to add to our current product line.

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months period ended March 31, 2009, the Company had a net loss of $(39,990) and an accumulated retained earnings deficit as at March 31, 2009 of $(72,606). The Company intends to fund operations over the next six to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which should be sufficient to fund its capital expenditures,

CYBER INFORMATIX, INC.
(A Development Stage Company)

working capital and other cash requirements over the next three months to the year ending June 30, 2009. Please refer to Note 6, “Going Concern”, accompanying the financial statements.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended March 31, 2009

Our sales have been minimal due to the fact that our newly released software requires testing and has not been online for any significant period of time. As well, we are only in the initial stages of launching our Internet Search Engine Optimization marketing program. Total sales for the three months ended March 31, 2009 were $60 compared to $128 in sales for the three months ended March 31, 2008. Gross profit, herein defined as sales less cost of sales, was $60 for the three months ended March 31, 2009, compared to $128 gross profit for the three months ended March 31, 2008. Our operating expenses were $11,711 for the three months ended March 31, 2009 compared to operating expenses of $8,456 for the three months ended March 31, 2008. An increase in operating expense for the quarter, versus the same period in the previous year, were due to increased professional fees for auditing, legal, transfer agent, and accounting services, resulting from the company’s filing of its S-1 Registration Statement and amendments.

We realized a net loss of $11,651 for the three months ended March 31, 2009 compared to a net loss of $8,628 for the three months period ended March 31, 2008.

Overview – Nine months ended March 31, 2009

Total sales for the nine months ended March 31, 2009 were $303 compared to $546 in sales for the nine months ended March 31, 2008. Gross profit, herein defined as sales less cost of sales, was $303 for the nine months ended March 31, 2009, compared to $546 in gross profit for the nine months ended March 31, 2008. We have not generated significant revenue to date due to the fact that we have been in various stages of redevelopment, upgrading, and testing of our e-commerce website and our proprietary software product. Although we anticipate increased revenues over future reporting periods as we roll out our newly released software in the next quarter, we cannot be certain that this will materialize.

Our total operating expenses were $39,993 for the nine months ended March 31, 2009 compared to total operating expenses of $17,944 for the nine months ended March 31, 2008. Operating expenses increased during the most recent nine months period primarily as a result of an increase in software fixed assets during the period combined with increased depreciation and amortization expense taken over the full nine months period. Our depreciation and amortization expense for the nine months period ended March 31, 2009 was $21,117 as compared to $13,333 for the same period ended March 31, 2008. We are amortizing the cost of our software and website assets over a three year period on a straight-line basis. Our general administrative expenses for the nine months period ending March 31, 2009 increased to $18,877 as compared to $4,611 for the same period ending March 31, 2008. We experienced increased legal, auditing, and accounting expenses during this time due to the preparation and filing of our S-1 Registration Statement and amendments.

We realized an overall total net loss of $(39,990) for the nine months ended March 31, 2009 compared to a net loss of $(17,998) for the nine months period ended March 31, 2008.

Operations Outlook

The Company's plan of operations and primary objective for the next three months to the fiscal period ending June 30, 2009 is to complete Phase I of our proprietary software upgrade and conduct an initial and limited launch of our Internet

CYBER INFORMATIX, INC.
(A Development Stage Company)

Search Engine Optimization Marketing campaign designed to increase traffic and generate sales on our website, www.cyberinformatix.com and www.personalelectronicorganizer.com ..

The success of our business is dependent upon consistently driving a significant amount of online users (Internet ‘traffic’) to our e-commerce website that will then download and purchase our software products. Our ability to fully develop our software products and deliver them on a price-competitive basis is also paramount to our success. As our business grows, we must also attract and retain qualified expert software consultants so that we can keep pace with the changing technology and provide customers with useful and economically-priced software applications.

We cannot be certain that:

     ●   Future service revenue will be significant;
     ●   Any sales will be profitable; or
     ●   We  will  achieve  commercial  acceptance  for  any of  our  software products in the future;

The likelihood of our success will also depend upon our ability to:

     ●   Raise additional capital from equity and/or debt financing to overcome the problems and risks described herein;
     ●   Absorb the expenses and delays frequently encountered in the operation of a new business; and
     ●   Succeed in the competitive environment in which we will operate.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to achieve profitability. Our plan of operation over the next three months period is to focus upon completing out software upgrade and our commencing our marketing plan.

The full implementation of our business plan, including the employment or retention of experts as consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing and/or achieve significant profits from operations.  We  believe  that  we may  not  realize  significant  profits  from operations  in the next year and that it will be necessary  to raise  additional funds. We intend to increase  our efforts to raise  capital, exploring  all  available   alternatives  for  debt  and/or  equity   financing, including,  but not limited  to,  private and public  securities  offerings.  We cannot be certain that these efforts will be successful.  In the event that only limited additional financing is received, we expect our opportunities in the software development business to be limited.  Further, even if we succeed in obtaining the level of funding necessary to fully implement our business plan and proposed integrated marketing campaign and employ or retain the necessary experts in software development, this will not ensure the realization by us of profits from operations.

Satisfaction of our cash obligations for the next 12 months.

Our plan of operation has provided for us to: (i) initially develop a business plan, and (ii) begin the early stages of our marketing plan (iii) complete phase I of our proprietary software upgrade.

In the case that we do not realize 100% or at least a substantial percentage of the maximum amount of the funding from the offering of new shares detailed in our S-1 Registration statement, we may seek loans from affiliated parties to fund our operations over the next twelve months. Currently, we have made not made any written or legally enforceable arrangements to obtain such funding. We have estimated that the costs of planned operations for the next twelve months will not exceed $50,000. Unless we successfully realize proceeds from the sale of the new shares and/or Management provides interim funding directly, we will not be able to conduct planned operations with currently available capital resources beyond the next 90 days. We have estimated that the amount of funding needed to conduct planned operations for the next twelve months, which includes the completion of our first phase of our software re-development as well as our marketing plan to drive online sales, to be approximately $50,000. However, this total is predominantly comprised of variable costs which are non-essential. The primary variable cost that will drive revenues and growth for our online software business is marketing and advertising costs. Given that our web hosting fees and primary Internet search-engine

CYBER INFORMATIX, INC.
(A Development Stage Company)

fees are prepaid until the end of 2009 and we will need a maximum of $5,000 at this stage to complete the software re-development phase, we can operate for a period of 90 days to 180 days with a reduced level of funding, if necessary.

At the date of this filing, management has not made any written or legally enforceable agreements to obtain funding for the next twelve months of operations. However, since the two Principals, Mr. Donald C. Jones and Mr. Terry G. Bowering have already committed personal funds in the form of shareholder loans to initially fund the company, management and the principals feel that it is in the best interests of the company as well as each principal personally to provide the necessary funds when needed over the next twelve-month period to continue the company’s plan of operations. At such time if and when funds are advanced to the company in the form of additional loans, the company will issue promissory notes that will stipulate conditions for re-payment. This document (promissory note) will be enforceable in accordance with its terms under the applicable law. Therefore, management may seek loans from affiliated parties to provide funds from time to time over the next twelve month period subject to the conditions that the company will issue corresponding promissory notes and that the company will continue to undertake all the steps that are necessary in realizing its business plan and maintaining its status as a fully-reporting public company.

The material costs associated with maintaining the company’s status as a fully reporting company are auditing, accounting, and legal fees. At the date of this filing, Management estimates that these particular expenses will be a minimum of $10,000 for the next twelve months.

Summary of any product research and development that we will perform for the term of the plan.

We anticipate undergoing further development and upgrade of our proprietary software in order to make the product compatible with current PC operating systems, in particular, Microsoft’s “Vista”. As well, we have determined that we need to add a number of navigation features to our software to make it substantially more user-friendly. We intend to roll out a new version of our software by early to mid to late 2009.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or in the next 12 months.

Significant changes in number of employees.

The number of employees required to operate our business is currently two individuals (our company principals). We currently contract out for our website design and software development services. After we complete the current offering which will allow us to complete our initial software upgrade and commence our marketing plan, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Goals

We have the following goals for the next three months:

•
Improve Customer/User Experience via website upgrades. We intend to continue to develop our website and software to improve ease of use and “user-friendliness”. Management believes that furtherance of this goal will result in increased “stickiness” of the website, meaning that users will view more pages within the site and voluntarily return to the website more often, both of which should result in sales revenue. We intend to improve the user experience by completing the conversion and upgrade of our proprietary software source code from the original C++ programming to .NET (Dot Net), which allows the programmer/developer to create a more visually appealing as well as a more effective navigational experience for the user. The new version of our software will feature numerous improvements to the user experience and make our software products more appealing and hence enhance product sales.

CYBER INFORMATIX, INC.
(A Development Stage Company)

•
Complete and launch Phase I of our new version software. Currently, our feature product called “Personal Organizer 6.0” has reached the completion stage of the software upgrade and ready to be released.  This particular product is aimed at the retail consumer market where individuals will find it useful in organizing their daily personal affairs. We will begin further development of this product to extend its application to the corporate market. Specifically, we are considering a time-management and organizer product for the high-level Corporate Executive, as well as a project management product suitable for multiple applications. We are currently in the planning stages for these products.

•
Increase Traffic to our Website. We intend to use both free and paid online and offline promotion opportunities to launch our initial marketing campaign to attract new traffic to our website. Management believes that increased traffic to our website will begin to result in increased revenue. We believe that as we attract more online users to our website that try our free product trials, it will result in sale conversions.

Milestones

The steps needed to make Cyber Informatix, Inc. operational and successful in the twelve month period following completion of this offering are the following:

Over the next three months, we will complete the first phase of re-development and upgrade of the current software source code so that our software products will accommodate and be compatible with new PC operating systems such as Microsoft’s “Vista” and generate positive feedback and sales conversions from user free trials. Our most recently released proprietary software product is called “Personal Organizer 6.0”, located on the web at www.personalelectronicorganizer.com .. We will aim to reach a critical mass of online customers sufficient enough to generate positive monthly positive cash flows, thorough a comprehensive marketing plan that builds the "Personal Organizer” and Cyber Informatix Products brand names by consistently driving traffic to our e-commerce website in a cost-effective manner.

We are currently in the process of achieving the step of marketing and building our software product brand name by launching the initial stages of our Search Engine optimization marketing program. However, funding for the completion of these steps is dependent upon our success in raising capital from equity and/or debt financing and/or the realization of profits from operations. Further,  because we have only  commenced the first  milestone  listed  above,  we are not yet  able to  determine  the  costs associated  with each  milestone.  We expect to be able to initiate a limited marketing campaign with the proceeds that we expect to receive from funds raised over the next three to six months. We anticipate the necessity of paying a sizeable amount of compensation to expert consultants that we intend to retain as independent contractors to assist in developing our software products for us. At this time, we cannot be certain that we will be able to raise adequate funds from any future private or public securities offerings.

Although we cannot predict with certainty what revenues we can expect during the next twelve months, we believe that we will generate enough revenue, when added to our cash on hand, to pay our operating expenses for the next three months. We anticipate that we may have an opportunity to raise additional capital to expand our operations through equity financings. However, we cannot guarantee that we will be able to raise that capital, in which event our expansion and operations plans may be required to be altered or even curtailed.

Liquidity and Capital Resources

Overview – Nine Months Ended March 31, 2009
For the nine months period ended March 31, 2009, net cash (used) by operating activities was $(14,362). Net cash (used) by operating activities for the nine months period ended March 31, 2008 was $(2,865). Cash (used) by investing activities during the nine months ended March 31, 2009 was $(11,388). Net cash (used) by investing activities for the nine months ended March 31, 2008 was $(70,907). Net cash provided by financing activities for the nine months ended March 31, 2009 was $26,054. Net cash provided by financing activities for the nine months period ending March 31, 2008 was $74,347. For the nine months period ended March 31, 2009 we made payments to reduce the balance of both

CYBER INFORMATIX, INC.
(A Development Stage Company)

the Note Payable on the original Software Asset Purchase Agreement to zero. During the period, we received $9,450 from common shares issued. Also during the period, a portion of the outstanding shareholder loans were converted by the principal to equity in the form of contributed capital. As a result, net cash provided by financing activities for the nine months ended March 31, 2009 was $26,054. For the nine months period ended March 31, 2008 we had received funds from common shares issued in the amount of $4,500 as well as $69,847 in shareholder loans.

As at March 31, 2009 we had $916 in cash, compared to $612 as at June 30, 2008. We had a negative working capital of $(51,519) as at March 31, 2009 compared to a negative working capital of $(92,223) as at June 30, 2008.

We will continue to have professional fees which include accounting, auditing, legal, and statutory filing fees, and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to prepare further financial reports.  We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base. We expect our other administrative expenses to increase in the next quarter as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast.  You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets.  We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will continue to be profitable in the future.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date, the following related party transactions have taken place:

As noted in Note 4 of the Consolidated Financial Statements of March 31, 2009: During the nine months ended March 31, 2009, the principal shareholders provided no additional loans to the company. As of March 31, 2009, the total outstanding balance of the shareholder loans provided by Mr. Donald C. Jones, our Director, President, and Chief Executive Officer, was $47,500. The full amount of this shareholder loan is shown as a current liability on the balance sheet. This shareholder loan carries no interest and has no set terms of principal repayment. The shareholder does not expect to make a specific claim for interest on this loan during the current year or foreseeable future. During the quarter ended March 31, 2009, Mr. Terry G. Bowering, our Director, Secretary and Treasurer, elected to convert the entire outstanding balance of his shareholder loan ($26,913), to equity, which was credited to Additional Paid In Capital.

Item 3.       Controls and Procedures.

Management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were non-effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. This is due to the fact that at this stage we are a small reporting company with limited staff. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CYBER INFORMATIX, INC.
(A Development Stage Company)

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security-Holders.

None.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

CYBER INFORMATIX, INC.
(A Development Stage Company)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBER INFORMATIX, INC. :
(Registrant)

Dated:  May 8th, 2009

By:  /s/ Donald C. Jones
Donald C. Jones, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer,
Chief Accounting Officer (Principal Financial Officer)
Director

By:  /s/ Terry G. Bowering
Terry G. Bowering, Secretary, Treasurer,
Director