Form 10-K
period 2009-06-30
Cyber Informatix, Inc.
filed 2010-02-03
CIK 1446210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark one)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number:  133-154610

CYBER INFORMATIX, INC.
(Name of small business issuer in its charter)

Nevada	22-3968194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1645 Cyrene Drive, Carson, CA, 90746
Telephone: (888)205-2249, Facsimile: (702)926-3376
(Administrative office)
Or
Spiegal & Ultrera Law Firm
Suite 490, 1785 E. Sahara Avenue, Las Vegas, NV 89104
              Telephone: (702)364-2200, Facsimile: (702)458-2100
               (Name, address and telephone number for Agent for Service)

Securities registered under Section 12(b) of the Exchange Act:                                                                                         None

Securities registered under Section 12(g) of the Exchange Act
Common Shares
(Title of class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒     No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The Company's sales for the most recent fiscal year were $ 303.

As of June 30, 2009 the Company had 5,595,000 issued and outstanding shares of common stock.

Page i

Part I

Item 1.  Description of Our Business

General

We are a development-stage company that was organized under the laws of the State of Nevada on September 10, 2007. We develop and market software. For the period from inception through to the year ended June 30, 2009, our total sales were $1,102 and our accumulated net loss was $(108,309). We have no partnering, joint venture or similar such arrangements and/or commitments to enter into any such agreements.

We were established to pursue opportunities in the pre-packaged downloadable software industry, targeting the personal-use software application market. To launch our business, our current software source code assets and website were purchased on September 28, 2007 via an asset purchase agreement. As well, we retained a software developer and website design firm to develop our business. Our software application products are distributed exclusively via the internet and are available for download only on our fully operational e-commerce website located on the World Wide Web at www.personalelectronicorganizer.com , and www.cyberinformatix.com . The website has been further developed to accommodate multi-payment applications. Software and web design development is ongoing with the objective of ensuring that our software products are compatible with current PC operating systems and contain all of the features necessary to maximize “user-friendliness” for the consumer.

Products and Services

We design, develop, and distribute software products via the Internet. We contract an outside firm to undertake the technical software development of our products with the vision and input of our principals. Currently, our software development and website design services are focused on developing products for distribution at our e-commerce website. We may consider offering software development and website design services for outside parties in the future if the demand and market develops, however, our strategy for the next twelve months remains focused on developing and marketing our existing products.

Our feature products have diverse applications. The Cyber Organizer is a multi-purpose program package containing a recipes book, photo album, address book, budget, and more. This product is suitable for home applications, hobby activities, and business use. The Tender Costing and Orders systems are aimed at businesses but can also work for home entrepreneurs. The SDK package is a tool for software developers. The Cyber List Manager software package is an effective tool to help manage e-mail marketing campaigns. All of these software products are available via online download at the company’s website. The software applications will run on any computer from Pentium III upwards. We are currently re-developing the software to add more user-friendly features and also to make it compatible with Microsoft’s “Vista” PC operating system. All the programs will run on at least 256mb of internal memory. It is recommended that the programs run on computers with a minimum of 512mb of memory. Approximately 10mb of available disk space is required before installing any of the programs. All the software products are self contained. Each program has its own word processor that can enhance documents into the Rich Text Format (RTF). All programs allow the user to import Microsoft Word documents as long as the docs were saved into RTF format first prior to importing or loading. All the programs use their own version of 'Access' for the database containers and have enough controlled features built in to change the containers at will. All the programs, except the List Manager, contain a Setups manager where the user can change reports and printouts for export to Microsoft Excel or similar spreadsheet programs.

The website is equipped with an e-commerce shopping cart that is integrated into the online payment system. The website accepts most online payment forms including PayPal, Visa, MasterCard, American Express, Diners Card, and E-check payments. Credit card information is transmitted to the card processor company (PayPal Pro) using secure socket layer (SSL) encryption. The customers’ credit card information is not stored on the company’s servers. No human being ever sees a customer’s credit card number at any time while the order is being processed. The payment process is entirely handled online electronically and is securely encrypted.

The free version and the professional version of each of the software products is effectively the same program. In the free version certain functions and operations have been disabled and the number of records that can be contained in the sample containers have also been limited. All of the system’s software was tested on 5-year-old computers and operating systems right up to Windows XP. The software was designed to work on all hardware platforms. It is important to note that we use 3rd party InstallShield software which cannot be guaranteed to function error-free. If a user is having problems installing on the “Vista” operating system platform, then ‘elevated administrator' privileges must be selected. InstallShield is currently working with Microsoft in resolving any installation problems that the user may experience.

Organizer 6.0 Software Program

This is our feature software product and is at the core of our software development program. It is a multipurpose all-in-one personal organizer software program. It will organize monthly budgets, shopping lists, photo albums, PIN securities, recipes, journals, bills, letters, lyrics and even organize your poems album, and more. The Organizer is a complete home management. Some of the unique features include: password protection, fast, compact and easy to use, powerful quick search function, built in popup help system, sort by any column, database export, unlimited templates, and a contacts management tool.

Organizer 6.0 Features:
●
Password Protection - This unique feature facilitates set up protection for individual database templates. This feature is ideal for a security system where only one password is needed instead of dozens login details from your various accounts. For ultimate protection the Organizer incorporates strong military encryption standards (256-bit key)

●	Its fast, compact and easy to use for the average person. The Organizer program maintains a familiar interface similar to other Cyberinformatix software programs and Word documents
●	Powerful Quick Search function easily displays only entries that match a query across all groups. For example: all recipes that match ingredient type search.
●	Built-In Popup Help System - The Organizer also contains it's own, built in, easy to understand, printable help system.
●	Sort by any column - With the Organizer, any database template can be sorted by column in ascending or descending order, plus you can configure which columns are displayed.
●	Database Export - The Organizer can be set up to export your database to other popular formats, grouped or columnar data settings.
●	Unlimited Templates - The Organizer allows you to set up and create an unlimited number of templates and contains features to add or remove columns from existing templates to suit your specifications.

Benefits of the Organizer 6.0 software:
●	Convenience - Allows the user to consolidate and store all important information in one convenient location – on their computer.
●	Replaces paper, eliminates loss of important information while reducing clutter and stress (For Better Mental Health).
●	Saves time – reduces time wasted searching through stacks of files for information. Use internal search engine to search for information by key words.
●
Versatile and Powerful – templates and databases can be exported to other programs. Enhanced Security – the password protection feature is unique – it allows separate protection for individual database templates within the program.  No longer do you have to remember multiple passwords.  The organizer incorporates strong military encryption standards (256-bit key).

●	Standard templates for various uses included – no setup required. Completely customizable and allows for creation of new templates for various uses.
●	Easy to use – high degree of “user-friendliness” so that the average person does not have to understand the latest technology in order to effectively use the Organizer 6.0 software program.

Free organizer 6.0 templates:
The Cyber Organizer is a powerful yet simple tool to handle everyday tasks, created just for the average person with limited computer skills. It comes preloaded with simple templates each individually designed for a specific purpose already set up and ready to use.  The following free pre-loaded organizer templates come with the purchase of the Organizer 6.0 program:
●
Password Organizer
The program will store all PIN codes, passwords and username log in details securely. The user can see at a glance the information needed, with secure access. It will even store web addresses for important sites – the user just clicks to open the browser and then enters username and password details to proceed.

●
Monthly Budget Organizer - Tracks monthly budget
Saves and tracks monthly bills in one database. Just click a web address to pay bills online, or look up creditor contact information easily. Paying your bills is so easy with all the information saved in one place. And easy budgeting keeps you organized by letting you move items around and set quantities to get to the total you want - totals update automatically. Print out your budget every month to help stay on track.

●	Address Book Organizer

The Cyber Organizer helps the user stay in touch with family and friends easily. Saves addresses, important dates and email information. Write colorful letters complete with pictures right in the easy word processor. Then email directly to one person (or a group) with a click or print and send by postal mail! Just use the built-in search function to select people. Holiday greetings have never been so easy! You'll quickly become everyone's favorite person to hear from.

●	Recipe Organizer

Stores recipes in one place for easy meal planning. Select the items you'll make for the coming week. And when you have an ingredient you want to use up but need a good recipe, just search your database of recipes in the Cyber Organizer and all your related recipes will pop up for you! There's even a database of mouth-watering recipes pre-loaded for you!

●	Shopping List Organizer

Everyone loves a good list, and it's so easy to make and store lists with the Cyber Organizer. You can prepare your grocery list every week, as you plan meals using the Recipe Book. Think of the kid's school supplies list. Or holiday gift lists. Just print out a list and take it with you when you go to the store.

●	Credit & Debit Card Organizer

Keep all your credit card numbers, security codes, and the perks of each card in a secure file - you can see easily which one gives you the best insurance for renting a car, booking travel... then make online purchases without digging around to find the actual card in your wallet. The security features of the Cyber Organizer keep all your important information safe and available only to you.

●	Photo Organizer/Scrapbooking

Catalogs personal photos to make scrapbooking easy. Many Cyber Organizer users like to scan photos and index them with a title or comment. Then you can search by theme or sort by timeline easily! Tip: As you scan in photos, note the corresponding Cyber Organizer photo number on the back - then you can choose to use the printed version or the original photo when you're putting together your scrapbook. The Cyber Organizer also makes it easy to back up photos, because they're all saved in one place, just save the photos to CDs so precious photos are not misplaced or lost.

●	Home Inventory Organizer
Maintains a list of the user’s valuable possessions for home insurance, complete with scanned receipts, serial numbers, and photos of belongings.
●	Private Diary Organizer
Keep a journal to express yourself privately - keeps it under lock and key (traditional diaries are way too easy to access!)
●	Gift Lists Organizer
Keep track of ideas for gifts for special people. When the time comes, you can see that great idea you had for Father's Day.
●	Product Warranties Organizer
Scan receipts and warranty cards - you'll have the company's contact information and all you need right there when something goes wrong!
●	Insurance Information Organizer
Keep coverage summaries of your home, auto, health, and life insurance to check details easily.

Marketing Strategy

Our marketing strategy is designed to attract customers to our website who are most likely to make use of our software application products.

We currently use and/or are planning to use a mix of broadcast media and advertising options, including:
●	Print ads, including PC and Technology magazines;
●	Software technology periodicals;
●	Links to software feature sites
●	Search engine submissions, i.e. Google, Yahoo, etc.
●	Online banners, text links and e-mail newsletters;

We will design our advertising to build brand equity, create awareness, and generate initial use of our software application products. As of the date of this prospectus,  our proposed  integrated  marketing  campaign is in the design stage  and we have not yet  taken  any  major steps to  implement  this campaign. Over the next twelve months, we hope to increase traffic and customers to our website by undertaking the following marketing initiatives:

Increased Traffic to Website. Our website traffic, the user experience, and revenue are interrelated. We believe that the more traffic our website gets the more product downloads and sales will result.  Also, the more positive the user experience is in terms of “stickiness” to our website along with an acceptable level of product-use satisfaction, the more sales revenue will be generated. To date, our promotional efforts include website submission to major search engines and optimizing our website for search engine searches that are relevant to our website.

Paid Internet Advertising. Though it is a directory, we consider a paid listing on Yahoo as advertising. We currently have a listing in Yahoo’s directory which we obtained for free because the category classification is not considered commercial. We may have to pay $299 per year to maintain this listing in the future. We will also consider online banner advertising on relevant industry websites such as www.tucows.com, www.download.com , and www.cnet.com . Realistically, the cost of advertising space on these websites is prohibitive for us at this early stage. However, we will test our new version software product when ready on one of these initially, and if results are positive, we will consider raising the necessary funds in the future in order to fund a significant multi-faceted marketing plan that will include heavy exposure on these websites in particular.

Further Website Optimization. We intend to look to increase free traffic from search engines to our website. We have determined the most efficient way to do this is with website optimization. We assess our current site optimization status on an ongoing basis and look for ways to improve on it. Although we have already optimized our website for search engines, it is an ongoing effort to gain higher search engine positioning for relevant keyword searches. We also investigate other search engines and websites to submit our site to for free on an ongoing basis. By optimizing the content on each web page of our site, search engines may perceive the site as more relevant to search terms specific to our website. Optimization of our website is an ongoing, month to month initiative. We expect to spend approximately 20 hours per month on this. We will work closely with Media company that we have under contract. The work is contracted out to a software development, website design and media company, called Melcher Media & Design.

Online Link Program. In conjunction with website optimization, we are evaluating the implementation of a reciprocal link program with various websites in the software industry in order to increase targeted traffic. Such a program could be created and managed manually. We are currently estimating the costs and time involved in setting up such a system. Reciprocal linking simply means exchanging links with other websites that are somehow related to each other.

Further Search Engine Free Submissions. We have submitted our site to a number of free search engines and many search engines have indexed our site automatically. We have submitted our site for listing on DMOZ, one of the largest directories of websites on the Internet. DMOZ does not charge a fee for this listing.

Competition

For  the  foreseeable  future,  we  are  expected  to be  an  insignificant participant in the software development business.  Nearly all existing software development companies  are  substantially  larger  and  have  more  substantial operating  histories and records of  successful  operations;  greater  financial resources,  technical  expertise,  managerial  capabilities and other resources; more employees;  and more extensive  facilities than we have or will have in the foreseeable   future.   We  expect  to  face  strong   competition   from  these well-established  companies  and small  independent  companies  like  ourselves. Intense competition may result in price reductions and decreased demand for our services. Our strategy to overcome these competitive factors is to target the home-use consumer and provide personal-use application software at very competitive prices. We will eventually compete on the basis of our reputation among our customers as a quality low-cost software provider.

We cannot be certain that our strategy will be successful. Regardless of the success of our business strategy described above, our opportunity to obtain customers may be limited by our financial resources and other assets. Consequently, we will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide the superior, state-of-the-art financial publishing services and solutions demanded by customers. We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the  future  and we may not have  adequate  creative management and resources to enable us to take advantage of those advances.

Government Regulation

The development of our products is generally not subject to government regulation. However, laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Internet and adversely affect the demand for our products or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of unsolicited commercial email (e.g., the Federal CAN-Spam Act of 2003), spyware (e.g., H.R. 29, the “Spy Act”), and taxation. Other laws and regulations may be adopted in the future. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium.

In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws such as laws against identity theft that may impose additional burdens on companies conducting business over the Internet. While none of the current laws governing Internet commerce has imposed significant burdens on us to date, in the future our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising

Employees and Consultants

From the date of inception, September 10, 2007 to the year ended June 30, 2009, we have had no full-time employees. Mr. Donald C. Jones, our President and Chief Executive Officer, as well as Mr. Terry G. Bowering, our Secretary and Treasurer, have contracted an outside firm for all of our software development, website design, and technical support services.  We believe that this arrangement is adequate to sustain our current level of business operations. We believe it will be necessary in the future to hire our own employees to oversee the technical development of our software products and manage customer service, as our customer base grows over the next twelve to fifteen months.  Currently, Mr. Jones provides office space at his residence for the purpose of conducting all of the administrative duties for the company at a rate of $200 per month. We have accounted for these contributed services as Additional Paid-In Capital amounting to a total of $4,200 from the inception of the business, September 10, 2007 until June 30, 2009. Except for the foregoing, no cash compensation has been awarded to, earned by or paid to either Mr. Jones or Mr. Bowering for all services performed in all capacities for our company through the date of this prospectus.

In the future, we propose to add additional full-time software programmers and web-site design specialists as consultants on an independent contract basis. We have allocated no funds, out of the proceeds anticipated to be received from this offering, for consulting fees or other compensation for proposed consultants. Accordingly, we expect that we will be unable to retain any expert technical consultants  until we realize  significant  profits,  if ever, from our proposed operations or raise  significant  capital from equity  and/or debt  financing in addition to that anticipated from this offering. We intend to enter into written agreements with these individuals at competitive rates that would provide for an hourly fee, in combination with incentive compensation of some type. We anticipate that these written agreements would contain compensation, confidentiality and three-year, non-competition provisions.

Item 2. Description of Property

Since the date of inception, September 10, 2007, through to the current date, we have maintained our offices, pursuant to a verbal arrangement, at the residence of our President and Chief Executive Officer, currently located at 1645 Cyrene Drive, Carson, California, 90746. We have accounted for these contributed services in the amount of $200 per month by allocating $2,400 to Additional Paid-In Capital for the year ended June 30, 2009 and a total of $4,200 from the inception of the business, September 10, 2007 until year ended June 30, 2009. We anticipate continued utilization of these facilities for the foreseeable future.  The office space we currently occupy is expected to be adequate to meet our foreseeable future needs.  Our telephone number is (888)205-2249 and our facsimile number is (702)926-3376.

We believe our current office premises are adequate for our current administrative operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings

We know of no material, existing, pending, threatened, or contemplated legal proceedings to which we are a party to or to which our property is subject to. We are not involved as a plaintiff in any material legal proceeding or pending litigation. There are no legal proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. We may however be involved, from time to time, in various legal proceedings and claims incident to the normal conduct of our business.

Item 4. Submission of Matters to a Vote of Security Holders

None to report.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information
Currently, the company’s common stock is not quoted on any public stock exchange.

Options and Warrants
To date, none of our outstanding shares of common stock are subject to outstanding options. We have no warrants outstanding.

Shareholders
We have registered all of the common stock held by existing security holders for resale with the exception of the shareholdings of Donald C. Jones, our Director, President and Chief Executive Officer, and Terry G. Bowering, our Director, Secretary and Treasurer. As of June 30, 2009, there were a total of 31 holders of record of Cyber Informatix, Inc.’s common stock, with a total of 5,595,000 shares outstanding.

Dividends
Cyber Informatix, Inc. has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our condensed audited financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. Our condensed audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

SEC Rule 405 under the Securities Exchange Act defines a "shell company" as a registrant with no or nominal operations and no or nominal assets or just assets consisting entirely of cash.  A shell company is required to identify itself as such on the cover page of its periodic SEC reports.  In the event of certain corporate reorganizations effecting a change in control of the SEC reporting company with an otherwise privately held company, a shell company is required to make extensive additional disclosures regarding the shell company and the privately held company whose objective may be to become an SEC reporting, public company.  We have identified ourselves as a shell company because of our limited operations and assets to date.  It is not our plan or intention to seek out or entertain proposals for reorganization of our company with any other company which would result in a change in control or change in our business objective of being a successful software development and e-commerce company. The point at which a potential shell company's operations and assets would no longer be considered nominal is not defined in the Rule and has not been clarified by any SEC pronouncements or judicial interpretations.  We intend to re-evaluate our operations and assets as well as any additional legal clarification prior to the filing of every report to determine if it is appropriate to change our self determined status.

Results of Operations

Our accumulated deficit as of our year ended on June 30, 2009 was $(108,309) as compared to $(38,523) as of June 30, 2009. During the fiscal year ended June 30, 2009, the deficit increased by $69,786. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our operating expenses are classified into the following categories:

▪	Professional Fees
▪	Depreciation & Amortization
▪	General Administrative Expenses
▪	Advertising and Marketing
▪	Website Design Expense
▪	Impairment of Software Expense
▪	Interest Expense

Total sales for the year ended June 30, 2009 were $303 as compared to Sales of $799 for the year ended June 30, 2008. We realized a net loss of $(69,786) for the fiscal year ended June 30, 2009, compared to a net loss of $(38,523) for the fiscal year ended June 30, 2009. Total operating expenses for the year ended June 30, 2009 were $77,993 compared to $38,418 for the year ended June 30, 2008. Our operating expenses consist of marketing & advertising, rent & utilities, depreciation & amortization, impairment of software, and general administrative expenses.

Under Other Income (Expenses), a Gain on Extinguishment of Debt of $8,204 was realized as a result of the re-negotiation and subsequent reduced payment in full of the principal and interest accrued on the original Note Payable, initially issued for the purchase of the first version of our software. An Impairment of Software expense in the amount of $7,000 was also recorded on October 1, 2008. Further, upon management’s assessment of the estimated future cash flows generated from the software asset as at June 30, 2009, it was decided to permanently impair the value of the software asset in the amount of $15,774. The re-assessed value of the software asset, net of accumulated depreciation, as at June 30, 2009 is $18,295. The total Impairment of Software expense for the year ended June 30, 2009 was $22,774. Interest expense for the year ended June 30, 2009 decreased to $300 from $904 for the year ended June 30, 2008. This decrease in interest expense was also due to the renegotiation and payment in full of the Note Payable (see Note 4. in the Notes to the Financial Statements).

General administrative expenses refer to stock transfer agent fees, filing fees, office expenses, and other miscellaneous expenses necessary to run the business on a daily basis. These expenses in aggregate amounted to $24,278 for the year ended June 30, 2009 and $12,511 for the year ended June 30, 2009. Professional fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $18,208 for the year ended June 30, 2009 and $1,166 for the year ended June 30, 2008.  Professional fees are attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in late 2008 and 2009.

Our marketing and advertising expenses for the year ended June 30, 2009 were $Nil, versus $7,314 for the year ended June 30, 2008. During much of 2009, we experienced much website downtime as we engaged in frequent testing of our first software upgrade.  For the next fiscal year ended June 30, 2010, we fully anticipate that advertising and marketing expenses will need to substantially increase as we strive to generate increased sales on our e-commerce website, now that our software is fully operational.

Depreciation and amortization expense charged to operations was $26,070 and $20,000 in 2009 and 2008, respectively. We are amortizing our fixed assets (our proprietary software) and any additions, on a straight-line basis over a three year period.

We have fully expense our website design costs which consisted of website content update, search engine development, e-commerce shopping cart integration, and graphic design. For the year ended June 30, 2009 our website design expenses were $5,907 as compared to $4,871 for the year ended June 30, 2008.

We do not expect our office rent expenses to increase next year. We expect our depreciation expense to decrease in the next year due to a reduced amount of major fixed asset additions for the current fiscal period. We expect our administrative and marketing expenses to increase in the next year as we execute our business plan to increase sales. Also, additional legal advice and/or legal opinions may also be required, increasing legal costs. Due to the foregoing factors, our operating results are difficult to forecast. In addition, even though we have an operational business with minimal revenues at this stage, we cannot be certain that our planned increased marketing efforts will result in a substantial increase in revenues so that we will become profitable in the near future.

Liquidity and Capital Resources

For the year ended June 30, 2009, Net cash provided (used) by operating activities was $(25,746). Net cash provided (used) by operating activities for the year ended June 30, 2008 was $(13,301).

Net cash used by investing activities during the year ended June 30, 2009 was $(7,139). Net cash provided (used) by investing activities for the year ended June 30, 2008 was $(65,000). The change in cash used in investing activities is due to a decrease in fixed asset additions for the most recent period. Management determined that there was no need for any significant additions to additional software, equipment or leasehold improvements during the year ended June 30, 2009.

Net cash provided by financing activities for the year ended June 30, 2009 was $32,545. Cash provided by financing activities for the year ended June 30, 2008 was $78,913.

At June 30, 2009 we had $272 in cash, compared to $612 as at June 30, 2008.

Working Capital

We had negative working capital of $(50,446) as at June 30, 2009, compared to negative working capital of $(92,223) at June 30, 2008. The reason for the positive change in Working Capital from the previous year is that the shareholder loan, a current liability, was substantially reduced during the 2008/2009 fiscal period. We have funded our business operations through a combination of available cash and cash equivalents generated from equity issuances and shareholder loans.

We will need to raise additional capital within the next twelve months to sustain our business and realize our growth objectives. Additional funding may not be available on favorable terms or at all. We cannot predict with certainty what revenues and cash flow from operations we can expect during the next twelve months. We cannot guarantee that we will be able to raise sufficient capital or any capital at all in the future, in which case our operations may not grow as planned or be sustained at all.

Due to our resulting operating deficit, in their report on our audited condensed financial statements for the period ended June 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We do not expect to incur major auditing and legal expenses in the 2009/2010 fiscal period, therefore, we expect our financial situation to substantially change over future operating quarters. However, we may still incur losses as we will be expending funds for expenses unrelated to the operation of the restaurant business such as auditing and legal expenses necessary to file our required reporting documents and to raise capital in the future as needed.

We can make no assurances that we will be able to obtain further funds required for our continued operations and development plans. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may not be able to execute our plans as desired.

PLAN OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement and prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Please refer to our audited financial statements, presented in this filing, which are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

To date, management has devoted much of its time and effort to organizational and financing matters and the initial development and ‘Phase 1” upgrade of our proprietary software product, “Personal Organizer 6.0”, www.personalelectronicorganizer.com . The success of our business over the next twelve months will be dependent upon our marketing efforts to drive a significant amount of online users (Internet ‘traffic’) to our e-commerce website that will then download and purchase our software products. Our ability to fully develop our software products and deliver them on a price-competitive basis is also paramount to our success. As our business grows, we must also attract and retain qualified expert software consultants so that we can keep pace with the changing technology and provide customers with useful software applications.

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

Although  management  intends to explore all available  alternatives  for equity and/or  debt  financing,  including,  but not  limited  to,  private  and public securities  offerings,  we cannot be  certain  that we will be able to  generate additional  capital. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to achieve profitability. We are unable to accurately calculate the exact cost of our plan of operation over the next twelve months.  The plan of operation over this period is to focus upon completing our software upgrades and our commencing our marketing plan.

The full implementation of our business plan, including the employment or retention of experts as consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing in addition to that  anticipated  from this offering  and/or achieve  significant  profits from operations.  We  believe  that  we may  not  realize  significant  profits  from operations  in the next year and that it will be necessary  to raise  additional funds after the  expiration of one year  following the closing of this offering. We have no organized plan to raise capital in addition to that anticipated from this offering.  However,  we intend to increase  our efforts to raise  capital, exploring  all  available   alternatives  for  debt  and/or  equity   financing, including,  but not limited  to,  private and public  securities  offerings.  We cannot be certain that these efforts will be successful.  In the event that only limited additional financing is received, we expect our opportunities in the software development business to be limited.  Further,  even if we succeed in obtaining  the level of funding  necessary to fully  implement our business plan and proposed  integrated  marketing  campaign and employ or retain the necessary experts in software development and, in turn,  obtain a sizable  customer base, this will not ensure the realization by us of profits from operations.

Satisfaction of our cash obligations for the next 12 months.

Our initial plan of operation has provided for us to: (i) develop a business plan, and (ii) begin the early stages of our marketing plan (iii) complete phase I of our proprietary software upgrade.

We have completed Phase I of our software upgrade and it is fully functional and in operation on our website, www.personalelectronicorganizer.com , as of the date of this filing.  However, we are currently not in a position to complete phase II of our software upgrade. In addition, our cash on hand is not adequate to fund our marketing expenditures sufficient enough to drive enough traffic to our website to generate an increased level of sales.

We may seek loans from affiliated parties to fund our operations over the next twelve months. Currently, we have made not made any written or legally enforceable arrangements to obtain such funding. We have estimated that the costs of planned operations for the next twelve months will not exceed $50,000. Unless we successfully realize proceeds from the sale of new shares and/or Management provides interim funding directly, we will not be able to conduct planned operations with currently available capital resources beyond the next 90 days. We have estimated that the amount of funding needed to conduct planned operations for the next twelve months, which includes the completion of our first phase of our software re-development as well as our marketing plan to drive online sales, to be approximately $50,000. However, this total is predominantly comprised of variable costs which are non-essential. The primary variable cost that will drive revenues and growth for our online software business is marketing and advertising costs. Given that our web hosting fees and primary Internet search-engine fees are prepaid until the end of 2010 and we will need a maximum of $5,000 at this stage to complete our next software re-development phase, we can operate for a period of 90 days to 180 days with a reduced level of funding, if necessary.

At the date of this filing, management has not made any written or legally enforceable agreements to obtain funding for the next twelve months of operations. However, since the two Principals, Mr. Donald C. Jones and Mr. Terry G. Bowering have already committed personal funds in the form of shareholder loans to initially fund the company, management and the principals feel that it is in the best interests of the company as well as each principal personally to provide the necessary funds when needed over the next twelve-month period to continue the company’s plan of operations. At such time if and when funds are advanced to the company in the form of additional loans, the company will issue a promissory note that will stipulate conditions for re-payment. This document (promissory note) will be enforceable in accordance with its terms under the applicable law. Management may seek loans from affiliated parties to provide funds from time to time over the next twelve month period subject to the conditions that the company will issue corresponding promissory notes that will include interest payable terms that are both suitable and attractive to the prospective issuer and guaranteed by the principals of the company.

Summary of any product research and development that we will perform for the term of the plan.

We anticipate undergoing further development and upgrading of our proprietary software in order to make the product more user-friendly. To accomplish this goal, we have determined that we need to add a number of navigation and Help features to our software.  With the proceeds of future share offerings, we intend to roll out an up-dated version of our personal organizer software by mid to late 2010 offering free 90-day trial downloads to gauge market acceptance of the product.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time or in the next 12 months.

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

Future Operations and Marketing Strategy

Our primary objective for the next twelve months will be to increase traffic and advertising sales on our website, www.cyberinformatix.com and www.personalelectronicorganizer.com .

We expect to significantly increase our planned expenditures for marketing and promotion over the next twelve month period. This is essential to increase awareness on the Internet of our e-commerce website. We plan to further develop our web-site and e-commence business in a more aggressive manner. We expect that marketing expenses will range approximately $3,000 to $5,000 per month over the next fiscal period.

We have the following goals for the next twelve months:

●
Increase Traffic to our Website. We intend to continue to use both free and paid online and offline promotion opportunities to attract new traffic to our website. Management believes that increased traffic to our website will continue to result in increased revenue. We believe that as we continue to attract more online users to our website that try our free product trials, it will result in increased sale conversions.

●
Improve Customer/User Experience. We intend to continue to develop our website and software to improve ease of use and “user-friendliness”. Management believes that furtherance of this goal will result in increased “stickiness” of the website, meaning that users will view more pages within the site and voluntarily return to the website more often, both of which should result in sales revenue. We intend to improve the user experience by converting the software source code from the original C++ programming to .NET (Dot Net) which allows the programmer/developer to create a more visually appealing as well as a more effective navigational experience for the user. Furthermore, we intend to launch an updated version of this software and our website in November or December of 2008, as described in the “Description of Business” section. The new version of our software will feature numerous improvements to the user experience and make our software products more appealing and hence enhance product sales.

●
Launch New products. We currently offer a feature product called “Cyber Organizer 6.0”, aimed at the consumer personal-use market. We are considering further developing this concept to extend its application to the corporate market. Specifically, we are considering a time-management and organizer product for the high-level Corporate Executive, as well as a project management product suitable for multiple applications. We are currently in the planning stages for these products.

The steps needed to make Cyber Informatix, Inc. operational and successful in the twelve month period following completion of this offering are the following:

Over the next twelve months, we will aim to reach a critical mass of online customers sufficient enough to generate positive monthly positive cash flows, thorough a comprehensive marketing plan that builds the "Cyber Informatix" brand name by consistently driving traffic to our e-commerce website in a cost-effective manner.

We are currently in the process of achieving the step of marketing and building our software product brand name. However, funding for the completion of these steps is dependent upon the receipt of capital from future equity and/or debt financings. Because we are dependent  upon additional funding to achieve our strategic milestones needed to make Cyber Informatix, Inc. successfully profitable,  we are  unable  to  anticipate  the  exact timing  of achieving our the  milestones. Further,  because we have only  commenced the first  milestone  listed  above,  we are not yet  able to  determine  the  costs associated  with each  milestone.  We expect to be able to initiate a limited marketing campaign with the proceeds of future equity offerings and/or shareholder loans. We anticipate the necessity of paying a sizeable amount of compensation to expert consultants that we intend to retain as independent contractors to assist in developing our software products for us. We cannot be certain that we will be able to raise the necessary funds from a private or public securities offering or otherwise.

Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date, several related party transactions have taken place. These relationships and related transactions are discussed in detail on page 25 in section Part III Item 12, Certain Relationships and Related Transactions.

As noted in Note 8 of the Consolidated Financial Statements of June 30, 2009:
a)	As of June 30, 2009, the total loan amount due to the shareholder of $47,500 (2008: $74,413) is uncollateralized, and due on demand.
b)	During the year, the Company paid the director and officer of the Company $0 in wages. No directors’ fees were paid.

Item 7.  Financial Statements

CYBER INFORMATIX, INC.
CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cyber Informatix, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Cyber Informatix, Inc. (A Development Stage Company) as of June 30, 2009 and June 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and June 30, 2008, and since inception on September 10, 2007 through June 30, 2009 and June 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Informatix, Inc. (A Development Stage Company) as of June 30, 2009 and June 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and June 30, 2008 and since inception on September 10, 2007 through June 30, 2009 and June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has incurred a net loss of ($69,786), and the company’s current liabilities exceed its current assets by $50,446, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
January 28, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

CYBER INFORMATIX, INC.
(A Development Stage Company)
BALANCE SHEETS
		(Restated)
	2009	2008
	June 30	June 30
CURRENT ASSETS
Cash	$272	$612

TOTAL CURRENT ASSETS	272	612

SOFTWARE
Software	64,365	80,000
Less: Depreciation and Amortization	(46,070)	(20,000)

TOTAL	18,295	60,000

TOTAL ASSETS	$18,567	$60,612

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	3,218	2,518
Note payable	-	15,000
Interest Payable	-	904
Shareholders' Loans	47,500	74,413

TOTAL CURRENT LIABILITIES	50,718	92,835

TOTAL LIABILITIES	50,718	92,835

STOCKHOLDERS' EQUITY
Common stock; 75,000,000 shares authorized at $0.001 par value,
5,595,000 shares issued and outstanding, (Note 5)	5,595	5,445
Additional Paid In Capital	70,563	10,305
Stock Subscription Receivable	-	(9,450)
Accumulated Deficit in the development stage	(108,309)	(38,523)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(32,151)	(32,223)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$18,567	$60,612

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
		(Restated)	(Restated)
		From Inception	From Inception
		September 10,	September 10,
	Year Ended	2007 through	2007 through
	June 30, 2009	June 30, 2008	June 30, 2009

SALES	$243	$623	$866
SALES FROM RELATED PARTIES	60	176	236

TOTAL SALES	303	799	1,102

COST OF SALES	-	-	-

GROSS PROFIT	303	799	1,102

OPERATING EXPENSES

General & administrative expenses	24,278	5,197	29,475
Advertising & marketing	-	7,314	7,314
Website design	4,871	5,907	10,778
Impairment of software asset	22,774	-	22,774
Depreciation & amortization	26,070	20,000	46,070

TOTAL OPERATING EXPENSES	77,993	38,418	116,410

LOSS FROM OPERATIONS	(77,690)	(37,619)	(115,308)

OTHER INCOME (EXPENSES)
Gain on Extiguishment of Debt	8,204	-	8,204
Interest Expense	(300)	(904)	(1,204)

TOTAL OTHER INCOME (EXPENSES)	7,904	(904)	7,000

LOSS BEFORE INCOME TAXES	(69,786)	(38,523)	(108,308)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(69,786)	$(38,523)	$(108,308)

Basic loss per share of common stock	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of common shares outstanding	5,445,411	4,503,424	5,040,656

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Stock		Totals
	Common Stock		Paid In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE ON INCEPTION
September 10, 2007	-	$-	$-	$-	$-	$-

Common stock issued at $0.001
Per share, September 30, 2007	4,500,000	4,500	-	-	-	4,500

Common stock issued at $0.01
Per share, June 30, 2008	945,000	945	8,505	(9,450)	-	-

Contributed Capital	-	-	1,800	-	-	1,800

Net (Loss) for year ended
June 30, 2008	-	-	-	-	(38,523)	(38,523)

BALANCE, JUNE 30, 2008	5,445,000	$5,445	$10,305	$(9,450)	$(38,523)	$(32,223)

Contributed Capital	-	-	57,408	-	-	57,408

Common stock issued at $0.02
Per share, June 30, 2009	150,000	150	2,850	9,450	-	12,450

Net (Loss) for year ended
June 30, 2009	-	-	-	-	(69,786)	(69,786)

BALANCE, JUNE 30, 2009	5,595,000	$5,595	$70,563	$-	$(108,309)	$(32,151)

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
		(Restated)	(Restated)
		From Inception	From Inception
		September 10,	September 10,
	Year Ended	2007 through	2007 through
	June 30, 2009	June 30, 2008	June 30, 2009
OPERATING ACTIVITIES
Net Loss	$(69,786)	$(38,523)	$(108,309)
Adjustments to reconcile net loss to net cash used by
operating activities:
Gain on extinguishment of debt	(7,000)	-	(7,000)
Impairment of software	22,774	-	22,774
Depreciation & amortization	26,070	20,000	46,070
Donated Rent	2,400	1,800	4,200
Changes in operating assets and liabilities:
Increase (decrease) in interest payable	(904)	904	-
Increase (decrease) in accounts payable	700	2,518	3,218

Net Cash Provided (Used) by Operating Activities	(25,746)	(13,301)	(39,047)

INVESTING ACTIVITIES
Purchase of fixed assets	(7,139)	(65,000)	(72,139)

Net Cash Provided (Used) by Investing Activities	(7,139)	(65,000)	(72,139)

FINANCING ACTIVITIES
Sale of Stock	12,450	4,500	16,950
Contributed Capital	55,008	-	55,008
Proceeds (payment) on note payable	(8,000)	-	(8,000)
Proceeds (payment) on shareholder loan	(26,913)	74,413	47,500

Net Cash Provided by Financing Activities	32,545	78,913	111,458

NET INCREASE (DECREASE) IN CASH	(340)	612	272

CASH POSITION, BEGINNING OF PERIOD	612	-	-

CASH POSITION, END OF PERIOD	$272	$612	$272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$300	$-	$300
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock Subscriptions Receivable	$9,450	$(9,450)	$-
Donated Rent	$2,400	$1,800	$4,200
Note Payable for Software Asset Purchase	$(7,000)	$15,000	$8,000

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2009

1.     DESCRIPTION OF THE BUSINESS

Cyber Informatix, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $(108,309). The fiscal year end of the Company is June 30. The company was incorporated September 10, 2007 under the laws of the state of Nevada as Cyber Informatix, Inc. The company was established to pursue opportunities in the pre-packaged downloadable software industry, targeting the personal-use software application market. The software products are distributed exclusively via the internet and are available for download only. The company intends to develop more software products in the future to add to the current product line. The company initially purchased software and source code assets via an asset purchase agreement on September 30, 2007. The website has been further developed to accommodate multi-payment applications and functions as a user-friendly e-commerce business. The software products are available via download online at www.cyberinformatix.com and www.personalelectronicorganizer.com .

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Financial Instruments
All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Revenue Recognition
The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of online downloadable software applications and will be recognized only when all of the following criteria have been met:

(i)	Delivery of product has occurred; i.e. commercial version software is downloaded by customer.
(ii)	Payment has been confirmed received
(iii)	The fee is fixed or determinable; and
(iv)	Revenue is reasonably assured.

Website Design Costs
We have expensed all website design costs.

Software Development Costs
The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Computer Software to Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There has been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development.

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Further, as discussed in Note 3, the Company acquired the initial source code for the Cyberinformatix.com software applications at the inception of the business on September 30, 2007. The company expects to incur further software development costs in the next fiscal year that will result from planned software upgrades as well as development of new software products.

Marketing and Advertising Expenses
The company’s policy regarding advertising is to expense advertising when incurred. The company’s advertising costs consist primarily of various forms of media purchased from Internet-based marketers and Internet search engines.  For the year ended June 30, 2009, and June 30, 2008, marketing and advertising expense amounted to $7,314.

Loss Per Common Share
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). UnderSFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

3.     FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

4.     INTANGIBLE ASSETS

On September 30, 2007, the Company entered into an asset purchase agreement with Cyberinformatix, Inc. of Orlando, Florida, whereby the Company purchased certain assets of Cyberinformatix, Inc., that principally included the original software source code application programs, domain names, website, and associated rights for a total purchase price of $80,000, through a cash payment of $65,000 and the issuance of an interest bearing note payable for $15,000 due in one year from the date of purchase. During the year ended June 30, 2009, a Gain on Extinguishment of Debt of $8,204 was realized as a result of the re-negotiation and subsequent reduced payment in full of the principal and interest accrued on the original Note Payable. An Impairment of Software expense in the amount of $7,000 was recorded on October 1, 2008. Further, upon management’s assessment of estimated future cash flows generated from the software asset as at June 30, 2009, it was decided to permanently impair the value of the software asset in the amount of $15,774, which values the software, net of accumulated depreciation, at $18,295. Management will re-assess the value of the software asset on an annual basis. The original software source code purchased from Cyberinformatix, Inc., a Florida corporation, (no prior or current relationship exists with Cyber Informatix Inc.), is the core of our existing product. This software asset is being amortized over the expected life of three years on a straight line basis. The amortization for the year ended June 30, 2009 is $26,070 and the accumulated amortization is $46,070 as of June 30, 2009.

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2009

5.     CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. As of the year ended June 30, 2009, the company had 5,595,000 common shares outstanding. On September 28, 2007, the Company issued a total of 4,500,000 shares of its common stock to its founders for total cash proceeds of $4,500. On June 30, 2008, the Company issued a total of 945,000 shares of its common stock to nineteen individuals residing outside the U.S. for total proceeds of $9,450. On June 30, 2009, the Company issued a total of 150,000 shares of its common stock to ten individuals residing outside the U.S. for total proceeds of $3,000.

6.     RELATED PARTY TRANSACTIONS

During the year ended June 30, 2009, one of the founding shareholders, Donald C. Jones, who is also a Director of the company, had an outstanding loan to the company. The total outstanding balance of the shareholder loan as at June 30, 2009 was $47,500, and is shown as a current liability on the balance sheet. This shareholder loan caries no interest and no set terms of principal repayment but is payable on demand. The shareholder does not expect to make a specific claim on the interest for this loan during the current year or foreseeable future.

In addition, the President of the Company, Mr. Donald C. Jones is providing office space at his residence to conduct administrative duties to manage the company’s business. The company deemed this space to have a value of $200 per month (rent expense) of which twelve months rent up to the year ended June 30, 2009 is credited to Contributed Capital (Donated Rent) and shown on the balance sheet as Additional Paid-In Capital.

7.	INCOME TAXES

As of June 30, 2009, the Company had net operating loss carry forwards of approximately $108,309 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

8.	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended June 30, 2009, the Company has incurred a net loss of $(69,786). The company’s current liabilities exceed its current assets by $50,446. These factors may create uncertainty about the Company's ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock in additional private placement share offerings expected to commence in 2010; (2) conversion of existing promissory notes into common stock; (3) obtaining loans by issuing additional promissory notes to principals and/or shareholders.  We are a fully reporting public corporation, but we are not currently listed on any stock exchanges. The company believes that ultimately becoming listed on a stock exchange will greatly enhance the company’s opportunities to raise capital via stock offerings in the future.

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

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2009

9.     RESTATED FINANCIAL STATEMENTS

The company has restated its financial statements for the year ended June 30, 2008, in conjunction with the PCAOB revocation of the registration of its prior auditor. The company had its financials re-audited, during which it re-evaluated its software asset and website value as stated on the Balance Sheet, in concurrence with its new audit firm. As a result, $5,907 in originally capitalized website costs was determined to be website design expenses. After restating these items, Total Assets (Software) decreased to $60,612 from $65,907 and Operating Expenses increased to $38,418 from $32,511. Net Loss for the year ended June 30, 2008 increased to $(38,523) from $(32,616). The company’s restated Accumulated Deficit as at June 30, 2008 was $(38,523).

The above adjustments concurrently affected balances from the date of inception September 10, 2007 through to June 30, 2008 by the same amounts as denoted in the table below. The following is a comparison of the summarized financial statements of the company before and after the restatement:

	Year Ended June 30, 2008			From Inception to June 30, 2008
	Original	Restated	Change	Original	Restated	Change
BALANCE SHEET
Total Assets	$66,519	$60,612	$(5,907)

Total Liabilities	92,835	92,835	-
Stockholders' Equity	(26,316)	(32,223)	(5,907)
Total Liabilities & Stockholders' Equity	$66,519	60,612	$(5,907)

STATEMENT OF OPERATIONS
Loss from Operations	$(31,712)	$(37,619)	$(5,907)	$(31,712)	$(37,619)	$(5,907)
Total Other Income (Expense)	(904)	(904)	-	(904)	(904)	-

Net Loss	$(32,616)	$(38,523)	$(5,907)	$(32,616)	$(38,523)	$(5,907)
Net Loss per Share	(0.001)	(0.001)	-	(0.001)	(0.001)	-

STATEMENT OF CASHFLOWS
Operating Activities	$(7,394)	$(22,751)	$(15,357)	$(7,394)	$(22,751)	$(15,357)
Investing Activities	(70,907)	(65,000)	5,907	(70,907)	(65,000)	5,907
Financing Activities	78,913	88,363	9,450	78,913	88,363	9,450
Comprehensive Loss	-	-	-	-	-	-
Cash Ending	612	612	-	612	612	-

Item 8.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.

On August 6, 2009, we filed a form 8-K in notification that the company has changed its independent registered public accounting firm. The company has re-audited and restated its financial statements for the year ended June 30, 2008, in conjunction with the PCAOB revocation of the registration of its prior auditor. The company has engaged the PCAOB registered public accounting firm of Seale & Beers, CPAs to audit its financial statements. (See Note 9 in Notes To The Financial Statements).

Item 8A. Controls and Procedures

Critical Accounting Policies
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

(a)   Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

(b)   Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None to Report.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of January 28, 2010.

Executive Compensation:

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Age	Position	Term

Mr. Donald C. Jones	51	President, CEO, CFO	1 year

Mr. Terry G. Bowering	49	Secretary, Treasurer	1 Year

We do not have an audit committee, nor do we have a compensation committee at this time. We anticipate forming these committees at a future Board of Directors’ meeting.

Director, Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer
Donald C. Jones was born March 21, 1958, in the United States.
Mr. Jones has over 18 years experience in financial services initially in the retail banking industry and later as a Finance Management Specialist in the automobile dealership industry in Southern California. Mr. Jones is a former professional football player in the Canadian Football League (CFL) and the United States Football League (USFL). Mr. Jones holds a Bachelor of Science Degree in Finance from the University of Southern California. Mr. Jones is a resident of Carson, California. Mr. Jones was appointed to the position of Director on September 11, 2007, to serve until his successor has been elected and qualifies.

Director, Secretary, Treasurer
Terry G. Bowering was born August 30, 1960, in Canada.
At present, Mr. Bowering is employed as Managing Director and General Manager of China Doll Foods Ltd. (formerly Fastserve Foods Inc.), in Regina, Saskatchewan, Canada. Mr. Bowering oversees the daily business operations of ChinaDoll Foods Ltd., its restaurants and food services business, as well as the corporate development and administrative duties for Allstar Restaurants. From 1999 to 2003 Mr. Bowering was a Director and Chief Executive Officer of Netforce Systems Inc., an Internet Services company, based in Antigua, West Indies. Mr. Bowering holds a Bachelor of Administration degree (B.Admin.) in Finance from the University of Regina, and a Master of Business Administration degree (MBA) from the University of Saskatchewan, Canada. Mr. Bowering currently resides in Regina, Canada. Mr. Bowering was appointed to the position of Director on September 11, 2007, to serve until his successor has been elected and qualifies.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2009, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Item 10. Executive Compensation

The following table sets forth the current salaries and directors’ fees paid to our executives on an annual basis.

Person	Position	Salary	Directors’ fees
Donald C. Jones	President, Director	$0.00	$0.00*
Terry G. Bowering	Secretary, Treasurer, Director	$0.00	$0.00*

We currently do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Person	Director’s Position	Stock Based Salary		*Fees		Compensation/Salary		Total
		2008	2009	2008	2009	2008	2009	2008	2009
Donald C. Jones	President, CEO	$0	$0	$0	$0	$0	$0	$0	$0

Terry G. Bowering	Secretary, Treasurer	$0	$0	$0	$0	$0	$0	$0	$0

We currently have two directors. As of January 28, 2010, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

So that we can attract qualified personnel in the future, and to retain quality employees, officers and directors, we intend to develop a stock option plan and have our employees, officers and directors opt in to the plan at their choosing; and/or issue shares to our employees, officers and directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  June 30, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED	PERCENT OF OUTSTANDING OWNERSHIP
Donald C. Jones	2,500,000 common shares	44.7%
Terry G. Bowering	2,000,000 common shares	35.7%

Item 12. Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, some related party transactions have taken place.

Since inception, Mr. Donald C. Jones, our current President and Chief Executive Officer, and Mr. Terry G. Bowering, our current Secretary/Treasurer and Director, have both loaned funds to the company. Both of these individuals are principal shareholders. There were no additional shareholder loans made to the company during the 2008/2009 fiscal year. In fact, during the 2008/2009 fiscal period, the total principal of the shareholder loans was substantially reduced. The outstanding balance of the shareholder loan as at June 30, 2008 was $74,413. The outstanding balance of the shareholder loan as at June 30, 2009 was $47,500. This shareholder loan carries no set terms of principal repayment and no interest. The shareholder will not make a claim for interest on this loan during the current year or foreseeable future.

ITEM 13.  EXHIBITS

EXHIBITS

(a)       Audited Consolidated Financial Statements (included in Part 10 of this Report):

            Auditor’s Report
            Condensed Balance Sheets – June 30, 2009
            Condensed Statements of Operations and Deficit – June 30, 2009
            Condensed Statements of Cash Flows – June 30, 2009
            Condensed Statement of Stockholders’ Equity – June 30, 2009
            Notes to Condensed Financial Statements – June 30, 2009

(b)       None.

(c)       Exhibit

14.1	Code of Ethics
31.1	Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Item 14. Principal Accountant Fees and Services.

Our audit fees have remained consistent the last two years. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

AUDIT FEES.   The aggregate fees billed by our auditors for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2009 and 2008 and for the reviews of the financial statements included in our Quarterly Report on Form 10-Q during the fiscal year ended June 30, 2009 were $8,000 and $4,250, respectively.

AUDIT RELATED FEES.  We did not incur any fees to auditors for audit related fees during the fiscal years ended June 30, 2009 and 2008.

TAX  FEES.  Our fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended June 30, 2009 were $500.

ALL OTHER FEES.  We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal years ended June 30, 2009 and 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER INFORMATIX, INC.:
(Registrant)

By       /s/ Terry G. Bowering
Terry G. Bowering,
Director, Secretary, Treasurer

Date      January 28, 2010