Form 10-Q
period 2009-12-31
Cyber Informatix, Inc.
filed 2010-03-01
CIK 1446210

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Common, $.001 par value per share: 5,870,000 outstanding as of December 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

CYBER INFORMATIX, INC.

CONDENSED FINANCIAL STATEMENTS

December 31, 2009
(Unaudited)

CYBER INFORMATIX, INC.
(A Development Stage Company)
BALANCE SHEETS
		(Audited)
	2009	2009
	December 31	June 30
CURRENT ASSETS
Cash	$997	$272

TOTAL CURRENT ASSETS	$997	$272

SOFTWARE AND WEBSITE
Software	$64,365	$64,365
Less: Depreciation and Amortization	(55,217)	(46,070)

TOTAL	$9,148	$18,295

TOTAL ASSETS	$10,145	$18,567

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$890	$3,218
Shareholders' Loans	47,500	47,500

TOTAL CURRENT LIABILITIES	$48,390	$50,718

TOTAL LIABILITIES	$48,390	$50,718

STOCKHOLDERS' EQUITY
Common stock; 75,000,000 shares authorized at $0.001 par value,
5,870,000 shares issued and outstanding, (Note 3)	$5,870	$5,595
Additional Paid In Capital	81,028	70,563
Accumulated Deficit in the development stage	(125,143)	(108,309)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(38,245)	$(32,151)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,145	$18,567

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception
					September 10,
	Three Months Ended		Six Months Ended		2007 through
	December 31 Quarter Ended		December 31		December 31,
	2009	2008	2009	2008	2009

SALES	$30	$111	$60	$243	$926
SALES FROM RELATED PARTIES			-	-	236

TOTAL SALES	30	111	60	243	1,162

COST OF SALES	-	-	-	-	-

GROSS PROFIT	30	111	60	243	1,162

OPERATING EXPENSES

General & administrative expenses	1,401	7,797	7,747	14,367	37,222
Advertising & marketing	-	-	-	-	7,314
Website design	-	2,360	-	2,360	10,778
Impairment of software asset	-	7,000	-	7,000	22,774
Depreciation & amortization	4,574	7,019	9,147	13,915	55,217

TOTAL OPERATING EXPENSES	5,975	24,176	16,894	37,642	133,305
					-
LOSS FROM OPERATIONS	(5,945)	(24,065)	(16,834)	(37,399)	(132,143)

OTHER INCOME (EXPENSES)
Gain on extinguishment of debt	-	8,204	-	8,204	8,204
Interest Expense	-	-	-	(300)	(1,204)

TOTAL OTHER EXPENSES	-	8,204	-	7,904	7,000

LOSS BEFORE INCOME TAXES	(5,945)	(15,861)	(16,834)	(29,495)	(125,143)

PROVISION FOR INCOME TAXES	-	-	-	-	-
					-
NET LOSS	$(5,945)	$(15,861)	$(16,834)	$(29,495)	$(125,143)
					-
Basic loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	5,870,000	4,880,882	5,733,995	4,880,882	5,195,479

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Stock		Totals
	Common Stock		Paid In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE ON INCEPTION
September 10, 2007	-	$-	$-	$-	$-	$-

Common stock issued at $0.001
Per share, September 30, 2007	4,500,000	4,500	-	-	-	4,500

Common stock issued at $0.01
Per share, June 30, 2008	945,000	945	8,505	(9,450)	-	-

Contributed Capital	-	-	1,800	-	-	1,800

Net (Loss) for year ended
June 30, 2008	-	-	-	-	(38,523)	(38,523)

BALANCE, JUNE 30, 2008	5,445,000	$5,445	$10,305	$(9,450)	$(38,523)	$(32,223)

Contributed Capital	-	-	57,408	-	-	57,408

Common stock issued at $0.02
Per share, June 30, 2009	150,000	150	2,850	9,450	-	12,450

Net (Loss) for year ended
June 30, 2009	-	-	-	-	(69,786)	(69,786)

BALANCE, JUNE 30, 2009	5,595,000	$5,595	$70,563	$-	$(108,309)	$(32,151)

Contributed Capital	-	-	5,240	-	-	5,240

Common stock issued at $0.02
Per share, September 30, 2009	275,000	275	5,225	-	-	5,500

Net (Loss) for six months ended
December 31, 2009	-	-	-	-	(16,834)	(16,834)

BALANCE, DECEMBER 31, 2009	5,870,000	$5,870	$81,028	$-	$(125,143)	$(38,245)

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From Inception
	Six Months Ended		September 10,
	December 31,		2007 through
	2009	2008	December 31, 2009
OPERATING ACTIVITIES
Net Loss	$(16,834)	$(29,495)	$(125,143)
Adjustments to reconcile net loss to net cash used by
operating activities:
Gain on extinguishment of debt	-	(8,204)	(7,000)
Interest accrued on a retired debt
(Included in gain on extinguishment)	-	1,204	-
Impairment of software	-	7,000	22,774
Depreciation & amortization	9,147	13,915	55,217
Donated rent	1,200	1,200	5,400
Changes in operating assets and liabilities:
Increase (decrease) in interest payable	-	(904)	-
Increase (decrease) in accounts payable	(2,328)	(1,018)	890

Net Cash Provided (Used) by Operating Activities	(8,815)	(16,302)	(47,862)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,977)	(72,139)
Net Cash Provided (Used) by Investing Activities	-	(4,977)	(72,139)

FINANCING ACTIVITIES
Sale of Stock	5,500	9,450	19,600
Contributed Capital	4,040	20,104	61,898
Proceeds (payment) on note payable	-	(8,000)	(8,000)
Proceeds (payment) on shareholder loan	-	-	47,500

Net Cash Provided by Financing Activities	9,540	21,554	120,998

NET INCREASE (DECREASE) IN CASH	725	275	997

CASH POSITION, BEGINNING OF PERIOD	272	612	-

CASH POSITION, END OF PERIOD	$997	$887	$997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$-	$300	$300
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES
Stock Subscriptions Receivable	$-	$-	$9,450
Donated Rent	$1,200	$1,200	$5,400
Note Payable for Software Asset Purchase	$-	$(7,000)	$8,000

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
For The Period Ended December 31, 2009

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of June 30, 2009. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

2.	DESCRIPTION OF THE BUSINESS

Cyber Informatix, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $(125,143) as of September 30, 2009. The fiscal year end of the Company is June 30. The company was incorporated September 10, 2007 under the laws of the state of Nevada as Cyber Informatix, Inc. The company was established to pursue opportunities in the pre-packaged downloadable software industry, targeting the personal-use software application market. The software products are distributed exclusively via the internet and are available for download only. The company intends to develop more software products in the future to add to the current product line.

The company initially purchased software and source code assets via an asset purchase agreement on September 30, 2007. The website has been further developed to accommodate multi-payment applications and functions as a user-friendly e-commerce business. The software products are available via download online at www.cyberinformatix.com and www.personalelectronicorganizer.com .

3.	CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. On September 28, 2007, the Company issued a total of 4,500,000 shares of its common stock to its founders for total cash proceeds of $4,500. On June 30, 2008, the Company issued a total of 945,000 shares of its common stock to nineteen individuals residing outside the U.S. for total proceeds of $9,450. On June 30, 2009, the Company issued a total of 150,000 shares of its common stock for total proceeds of $3,000. On September 30, 2009, the Company issued a total of 275,000 shares of its common stock for total proceeds of $5,500. As of the period ended December 31, 2009, the company had a total of 5,870,000 common shares outstanding.

4.	RELATED PARTY TRANSACTIONS

From inception at September 10, 2007 through to December 31, 2009, the founding shareholders, Donald C. Jones and Terry G. Bowering, who are also Directors of the company, provided loans to the company. The total outstanding balance of the shareholder loans as at December 31, 2009 was $47,500 and is shown as a current liability on the balance sheet. This shareholder loan carries no interest and no set terms of principal repayment but are payable on demand. Prior to the period ended December 31, 2009, Terry G. Bowering converted the entire remaining balance of his shareholder loan to equity in the amount of $26,913, which was credited to Additional Paid-In Capital during the fiscal year ended June 30, 2009.

CYBER INFORMATIX, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
For The Period Ended December 31, 2009

4.	RELATED PARTY TRANSACTIONS (continued)

In addition, the President of the Company, Mr. Donald C. Jones is providing office space at his residence to conduct administrative duties to manage the company’s business. The company deemed this space to have a value of $200 per month (rent expense) of which twenty seven months rent ($5,400) up to the period ended December 31, 2009 is credited to Contributed Capital and shown on the balance sheet as Additional Paid-In Capital.

5.	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

From inception at September 10, 2007 through to December 31, 2009, the Company has incurred a net loss of $(125,143). The company’s current liabilities exceed its current assets by $47,393. These factors may create uncertainty about the Company's ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through the sale of common stock in additional private placement share offerings expected to take place in 2010; (2) issuing additional promissory notes to borrow funds that will allow the company to continue to conduct operations; (3) Management believes that its status as a fully reporting issuer combined with its intentions to also become publicly traded in the near future, will substantially enhance the company’s opportunities to raise capital via stock offerings in the future and provide future liquidity to investors.

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

Overview

Cyber Informatix, Inc., (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the pre-packaged downloadable software business with administrative office located at 1645 Cyrene Drive, Carson, CA, 90746. We are a small software design and e-commerce company in the development stage whose primary business is distributing economically-priced downloadable application software via the Internet. We were organized on September 10, 2007. Our administrative office is located at 1645 Cyrene Drive, Carson, California, 90746. Our telephone number is (888)205-2249 and our facsimile number is (702)926-3376. Our corporate resident agent, located in the state of Nevada, is Spiegel & Utrera Law Firm located at 1785 E. Sahara Avenue, Suite 490, Las Vegas, Nevada 89104 (Telephone:  702.364.2200, Facsimile 702.458.2100). The company was incorporated under the laws of the State of Nevada on September 10, 2007. We develop and market software. For the period from inception through to December 31, 2009, our total sales were $1,162 and our total net loss was $(125,143). We have no partnering, joint venture or similar such arrangements and/or commitments to enter into any such agreements.

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

CYBER INFORMATIX, INC.
(A Development Stage Company)

We generate our revenues from software downloads of our products from our website. Payment is made through our online integrated shopping cart that accepts a wide range of online payment methods, including PayPal, credit cards, and e-checks. On December 31, 2009, we had total assets of $10,145. Over the next 12 months, we intend to complete the redevelopment and upgrade our current suite of proprietary software products to be fully compatible with new Microsoft PC operating systems standards such as “Vista”.  We also intend to develop more software product applications in the future to add to our current software product.

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months period ended December 31, 2009, the Company had a net loss of $(16,834) and an accumulated retained earnings deficit as at December 31, 2009 of $(125,143). The Company intends to fund operations over the next six to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which should be sufficient to fund its capital expenditures, working capital and other cash requirements over the next six months to the year ending June 30, 2010. Please refer to Note 6, “Going Concern”, accompanying the financial statements. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview – Three months ended December 31, 2009
Our sales have been minimal due to the fact that we did not have adequate funds to expend on a marketing program to generate increased online sales.  Total sales for the three months ended December 31, 2009 were $30 compared to $111 for the three months December 31, 2008. Total expenses for the quarter were $5,975 as compared to $24,176 for the previous three months ended September 30, 2008. The primary expenses included accounting and legal expenses of $890 and depreciation of the software asset in the amount of $4,574. We realized a net loss for the period of $(5,945) versus a net loss of $(15,861) for three months ended December 31, 2008.

Overview – Six months ended December 31, 2009
Total sales for the six months ended December 31, 2009 were $60 compared to $243 in sales for the six months ended December 31, 2008. Our total operating expenses were $16,894 for the six months ended December 31, 2009 compared to operating expenses of $37,642 for the six months ended December 31, 2008. The decrease in operating expenses for the six months ended December 31, 2009, versus the same period in the previous year, were due to decreased professional fees for auditing, legal, transfer agent, and accounting services, resulting from the company’s S-1 Registration Statement filing and amendments in the previous fiscal year. We realized a net loss of $(16,834) for the six months ended December 31, 2009 compared to a net loss of $(29,495) for the six months period ended December 31, 2008.

Operations Outlook

The Company's plan of operations and primary objective for the next six months to the fiscal period ending June 30, 2010 is to complete Phase II of our proprietary software upgrade and conduct an initial and limited launch of our Internet Search Engine Optimization Marketing campaign designed to increase traffic and generate sales on our website, www.cyberinformatix.com and www.personalelectronicorganizer.com .

The success of our business is dependent upon consistently driving a significant amount of online users (Internet ‘traffic’) to our e-commerce website that will then download and purchase our software products. Our ability to fully develop our software products and deliver them on a price-competitive basis is also paramount to our success. To grow the company we must attract and retain qualified expert software consultants so that we can keep pace with changing technology and provide customers with useful and economically-priced software application products.

CYBER INFORMATIX, INC.
(A Development Stage Company)

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

Satisfaction of our cash obligations for the next six to twelve months

In the case that we do not realize 100% or at least a substantial percentage of the maximum amount of the funding from additional offerings of the new shares detailed in our S-1 Registration statement, we may seek loans from affiliated parties to fund our operations over the next twelve months. Currently, we have made not made any written or legally enforceable arrangements to obtain such funding. We have estimated that the costs of planned operations for the next twelve months will not exceed $50,000. Unless we successfully realize proceeds from the sale of new shares and/or Management provides interim funding directly, we will not be able to conduct planned operations with currently available capital resources beyond the next 90 to 120 days. We have estimated that the amount of funding needed to conduct planned operations for the next twelve months, which includes the completion of the second phase of our software re-development as well as our marketing plan to drive online sales, to be approximately $50,000. However, this total is predominantly comprised of variable costs which are non-essential. The primary variable cost that will drive revenues and growth for our online software business is marketing and advertising costs. Given that our web hosting fees and primary Internet search-engine fees are prepaid until the end of 2009 and we will need a maximum of $5,000 at this stage to complete the software re-development phase, we can operate for a period of 90 days to 180 days with a reduced level of funding, if necessary.

At the date of this filing, management has not made any written or legally enforceable agreements to obtain funding for the next twelve months of operations. However, since the two Principals, Mr. Donald C. Jones and Mr. Terry G. Bowering have already committed personal funds in the form of shareholder loans to initially fund the company, management and the principals feel that it is in the best interests of the company as well as each principal personally to provide the necessary funds when needed over the next twelve-month period to continue the company’s plan of operations. At such time if and when funds are advanced to the company in the form of additional loans, the company will issue promissory notes that will stipulate conditions for re-payment. This document (promissory note) will be enforceable in accordance with its terms under the applicable law. Therefore, management may seek loans from affiliated parties to provide funds from time to time over the next twelve month period subject to the conditions that the company will issue corresponding promissory notes and that the company will continue to undertake all the steps that are necessary in realizing its business plan and maintaining its status as a fully-reporting public company. The material costs associated with maintaining the company’s status as a fully reporting company are auditing, accounting, and legal fees. At the date of this filing, Management estimates that these particular expenses combined with a planned increase in marketing expenditures will be a minimum of $10,000 for the next twelve months.

Summary of any product research and development that we will perform for the term of the plan.

We anticipate undergoing further development and upgrade of our proprietary software. We have determined that we need to add a number of navigation features to our software to make it substantially more user-friendly. We intend to roll out a new version of our software by late 2010.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or in the next 12 months.

CYBER INFORMATIX, INC.
(A Development Stage Company)

Significant changes in number of employees.

The number of employees required to operate our business is currently two individuals (our company principals). We currently contract out for our website design and software development services.

Goals

We will aim to reach a critical mass of online customers sufficient enough to generate positive monthly positive cash flows, thorough a comprehensive marketing plan that builds the "Personal Organizer” and Cyber Informatix Products brand names by consistently driving traffic to our e-commerce website in a cost-effective manner. We have the following goals for the next six to twelve months:

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

●
Complete and launch second phase of our primary software product. Currently, our feature product called “Personal Organizer 6.0”, www.personalelectronicorganizer.com , has reached the completion stage of the software upgrade and has been released.  This particular product is aimed at the retail consumer market where individuals will find it useful in organizing their daily personal affairs. We plan to further develop this product to extend its application to the corporate market. Specifically, we are considering a time-management and organizer product for the high-level Corporate Executive, as well as a project management product suitable for multiple applications. We are currently in the planning stages for these products.

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

Liquidity and Capital Resources

Overview – Six Months Ended December 31, 2009

For the six months period ended December 31, 2009, net cash (used) by operating activities was $(8,815). Net cash (used) by operating activities for the six months period ended December 31, 2008 was $(16,302). Cash (used) by investing activities during the six months ended December 31, 2009 was $Nil. Net cash (used) by investing activities for the six months ended December 31, 2008 was $(4,977). Net cash provided by financing activities for the six months ended December 31, 2009 was $9,540. Net cash provided by financing activities for the six months period ending December 31, 2008 was $21,554. For the six months period ended December 31, 2009 we made no payments to reduce the balance of the outstanding shareholder loan balance.

During the period, we received $5,500 from common shares issued. As at December 31, 2009 we had $997 in cash, compared to $272 as at the previous year ended June 30, 2009. We had a negative working capital of $(47,393) as at December 31, 2009 compared to a negative working capital of $(50,446) as at the previous year ended June 30, 2009.

We will continue to have professional fees which include accounting, auditing, legal, and statutory filing fees, and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We anticipate that our business activities will increase, which will require auditing procedures over a greater transaction base.

CYBER INFORMATIX, INC.
(A Development Stage Company)

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. As noted in Note 4 of the Consolidated Financial Statements of September 30, 2009: During the six months ended December 31, 2009, the principal shareholders provided no additional loans to the company. As of December 31, 2009, the total outstanding balance of the shareholder loans provided by Mr. Donald C. Jones, our Director, President, and Chief Executive Officer, was $47,500. The full amount of this shareholder loan is shown as a current liability on the balance sheet. This shareholder loan carries no interest and has no set terms of principal repayment. The shareholder does not expect to make a specific claim for interest on this loan during the current year or foreseeable future. During the previous fiscal tear ended June 30, 2009, Terry G. Bowering, our Director, Secretary and Treasurer, elected to convert the entire outstanding balance of his shareholder loan ($26,913), to equity, which was credited to Additional Paid In- Capital.

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

CYBER INFORMATIX, INC.
(A Development Stage Company)

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

Dated:  March 1st, 2010:

By:  /s/ Donald C. Jones
Donald C. Jones, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer,
Chief Accounting Officer (Principal Financial Officer)
Director

By:  /s/ Terry G. Bowering
Terry G. Bowering, Secretary, Treasurer,
Director