Form 10-Q
period 2010-03-31
Cyber Informatix, Inc.
filed 2010-05-14
CIK 1446210

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common, $.001 par value per share: 5,870,000 outstanding as of March 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

CYBER INFORMATIX, INC.

CONDENSED FINANCIAL STATEMENTS

March 31, 2010
(Unaudited)

CYBER INFORMATIX, INC.
(A Development Stage Company)
BALANCE SHEETS
		(Audited)
	2010	2009
	March 31	June 30
CURRENT ASSETS
Cash	$1,434	$272

TOTAL CURRENT ASSETS	$1,434	$272

SOFTWARE AND WEBSITE
Software	$64,365	$64,365
Less: Depreciation and Amortization	(59,791)	(46,070)

TOTAL	$4,574	$18,295

TOTAL ASSETS	$6,008	$18,567

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$4,451	$3,218
Shareholders' Loans	47,500	47,500

TOTAL CURRENT LIABILITIES	$51,951	$50,718

TOTAL LIABILITIES	$51,951	$50,718

STOCKHOLDERS' EQUITY
Common stock; 75,000,000 shares authorized at $0.001 par value,
5,870,000 shares issued and outstanding, (Note 3)	$5,870	$5,595
Additional Paid In Capital	85,096	70,563
Accumulated Deficit in the development stage	(136,909)	(108,309)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(45,943)	$(32,151)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,008	$18,567

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception
					September 10,
	Three Months Ended		Nine Months Ended		2007 through
	March 31 Quarter Ended		March 31		March 31,
	2010	2009	2010	2009	2010

SALES	$-	$60	$60	$303	$926
SALES FROM RELATED PARTIES			-	-	236

TOTAL SALES	-	60	60	303	1,162

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	60	60	303	1,162

OPERATING EXPENSES

General & administrative expenses	6,591	4,509	14,939	18,877	44,414
Advertising & marketing	-	-	-	-	7,314
Website design	-	1,889	-	4,249	10,778
Impairment of software asset	-	-	-	7,000	22,774
Depreciation & amortization	4,574	6,840	13,721	20,755	59,791

TOTAL OPERATING EXPENSES	11,165	13,239	28,660	50,880	145,071
					-
LOSS FROM OPERATIONS	(11,165)	(13,179)	(28,600)	(50,578)	(143,909)

OTHER INCOME (EXPENSES)
Gain on extinguishment of debt	-	-	-	8,204	8,204
Interest Expense	-	-	-	(300)	(1,204)

TOTAL OTHER INCOME	-	-	-	7,904	7,000

LOSS BEFORE INCOME TAXES	(11,165)	(13,179)	(28,600)	(42,673)	(136,909)

PROVISION FOR INCOME TAXES	-	-	-	-	-
					-
NET LOSS	$(11,165)	$(13,179)	$(28,600)	$(42,673)	$(136,909)
					-
Basic loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	5,870,000	5,445,000	5,778,668	5,445,000

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Stock		Totals
	Common Stock		Paid In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE ON INCEPTION
September 10, 2007	-	$-	$-	$-	$-	$-

Common stock issued at $0.001
Per share, September 30, 2007	4,500,000	4,500	-	-	-	4,500

Common stock issued at $0.01
Per share, June 30, 2008	945,000	945	8,505	(9,450.00)	-	-

Contributed Capital	-	-	1,800	-	-	1,800

Net (Loss) for year ended
June 30, 2008	-	-	-	-	(38,523)	(38,523)

BALANCE, JUNE 30, 2008	5,445,000	$5,445	$10,305	$(9,450)	$(38,523)	$(32,223)

Contributed Capital	-	-	57,408	-	-	57,408

Common stock issued at $0.02
Per share, June 30, 2009	150,000	150	2,850	9,450	-	12,450

Net (Loss) for year ended
June 30, 2009	-	-	-	-	(69,786)	(69,786)

BALANCE, JUNE 30, 2009	5,595,000	$5,595	$70,563	$-	$(108,309)	$(32,151)

Contributed Capital	-	-	9,308	-	-	9,308

Common stock issued at $0.02
Per share, September 30, 2009	275,000	275	5,225	-	-	5,500

Net (Loss) for nine months ended
March 31, 2010	-	-	-	-	(28,600)	(28,600)

BALANCE, MARCH 31, 2010	5,870,000	$5,870	$85,096	$-	$(136,909)	(45,943)

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From Inception
	Nine Months Ended		September 10,
	March 31,		2007 through
	2010	2009	March 31, 2010
OPERATING ACTIVITIES
Net Loss	$(28,600)	$(42,673)	$(136,909)
Adjustments to reconcile net loss to net cash used by
operating activities:
Gain on extinguishment of debt	-	-	(7,000)
Impairment of software	-	(7,000)	22,774
Depreciation & amortization	13,721	20,755	59,791
Donated Rent	1,800	1,800	6,000
Changes in operating assets and liabilities:
Increase (decrease) in interest payable	-	(904)	-
Increase (decrease) in accounts payable	1,233	2,411	4,451

Net Cash Provided (Used) by Operating Activities	(11,846)	(25,611)	(50,893)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(139)	(72,139)

Net Cash Provided (Used) by Investing Activities	-	(139)	(72,139)

FINANCING ACTIVITIES
Sale of stock	275	9,450	14,375
Contributed Capital	12,733	51,517	70,591
Proceeds (payment) on note payable	-	(8,000)	(8,000)
Proceeds (payment) on shareholder loan	-	(26,913)	47,500

Net Cash Provided by Financing Activities	13,008	26,054	124,466

NET INCREASE (DECREASE) IN CASH	1,162	304	1,434

CASH POSITION, BEGINNING OF PERIOD	272	612	-

CASH POSITION, END OF PERIOD	$1,434	$916	$1,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$-	$300	$300
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock Subscriptions Receivable	$-	$-	$9,450
Donated Rent	$1,800	$1,800	$6,000
Note Payable for Software Asset Purchase	$-	$(7,000)	$8,000

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
For The Period Ended March 31, 2010

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of June 30, 2009. Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

2.	DESCRIPTION OF THE BUSINESS

Cyber Informatix, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $(136,909) as of March 31, 2010. The fiscal year end of the Company is June 30. The company was incorporated September 10, 2007 under the laws of the state of Nevada as Cyber Informatix, Inc. The company was established to pursue opportunities in the pre-packaged downloadable software industry, targeting the personal-use software application market. The software products are distributed exclusively via the internet and are available for download only. The company intends to develop more software products in the future to add to the current product line.

The company initially purchased software and source code assets via an asset purchase agreement on September 30, 2007. The website has been further developed to accommodate multi-payment applications and functions as a user-friendly e-commerce business. The software products are available via download online at www.cyberinformatix.com and www.personalelectronicorganizer.com .

3.	CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. On September 28, 2007, the Company issued a total of 4,500,000 shares of its common stock to its founders for total cash proceeds of $4,500. On June 30, 2008, the Company issued a total of 945,000 shares of its common stock to nineteen individuals residing outside the U.S. for total proceeds of $9,450. On June 30, 2009, the Company issued a total of 150,000 shares of its common stock for total proceeds of $3,000. On September 30, 2009, the Company issued a total of 275,000 shares of its common stock for total proceeds of $5,500. As of the period ended March 31, 2010, the company had a total of 5,870,000 common shares outstanding.

4.	RELATED PARTY TRANSACTIONS

From inception at September 10, 2007 through to March 31, 2010, the founding shareholders, Donald C. Jones and Terry G. Bowering, who are also Directors of the company, provided loans to the company. The total outstanding balance of the shareholder loans as at December 31, 2009 was $47,500 and is shown as a current liability on the balance sheet. This shareholder loan carries no interest and no set terms of principal repayment but are payable on demand. Prior to the period ended December 31, 2009, Terry G. Bowering converted the entire remaining balance of his shareholder loan to equity in the amount of $26,913, which was credited to Additional Paid-In Capital during the fiscal year ended June 30, 2009.

CYBER INFORMATIX, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
For The Period Ended March 31, 2010

4.	RELATED PARTY TRANSACTIONS (continued)

In addition, the President of the Company, Mr. Donald C. Jones is providing office space at his residence to conduct administrative duties to manage the company’s business. The company deemed this space to have a value of $200 per month (rent expense) of which thirty months rent ($6,000) up to the period ended March 31, 2010 is credited to Contributed Capital and shown on the balance sheet as Additional Paid-In Capital.

5.	RESTATED FINANCIAL STATEMENTS

The company had restated its financial statements for the year ended June 30, 2008, as well as the nine months ended March 31, 2009, in conjunction with the PCAOB revocation of the registration of its prior auditor. The company had its financials re-audited, during which it re-evaluated its software asset and website value as stated on the Balance Sheet, in concurrence with its new audit firm. Also, it was determined that $5,907 in originally capitalized website costs should be expensed. After restating these items, Total Assets (Software) decreased to $60,612 from $65,907 and Operating Expenses increased to $38,418 from $32,511. Net Loss for the year ended June 30, 2008 increased to $(38,523) from $(32,616). The company’s restated Accumulated Deficit as at June 30, 2008 was $(38,523).

The restatement and above adjustments concurrently affected the same account balances for the nine months ended March 31, 2009, and the three months ended March 31, 2009, by the same amounts as denoted in the table below. The following table is a comparison of the summarized financial statements of the company before and after the restatement:

	Nine Months Ended March 31, 2009			Three Months Ended March 31, 2009
	Original	Restated	Change	Original	Restated	Change
STATEMENT OF OPERATIONS
Loss from Operations	$(39,690)	$(50,578)	$(10,888)	$(11,651)	$(13,179)	$(1,528)
Total Other Income (Expense)	(300)	7,904	8,204	-	-	-
Net Loss	$(39,990)	$(42,673)	$(2,683)	$(11,651)	$(13,179)	$(1,528)
Net Loss per Share	(0.001)	(0.001)	-	(0.001)	(0.001)	-

BALANCE SHEET
Total Assets	$57,094	$40,300	$(16,794)
Total Liabilities	52,429	52,429	-
Stockholders' Equity	4,664	(12,129)	(16,794)
Total Liabilities & Stockholders' Equity	$57,094	$40,300	$(16,794)

STATEMENT OF CASHFLOWS
Operating Activities	$(14,362)	$(25,611)	$(11,249)
Investing Activities	(11,388)	(139)	11,249
Financing Activities	26,054	26,054	-
Comprehensive Loss	-	-	-
Cash Ending	$916	$916	-

CYBER INFORMATIX, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
For The Period Ended March 31, 2010

6.	SUBSEQUENT EVENTS

The Company has determined that there were no subsequent events that warrant disclosure or recognition in the financial statements.

7.	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

From inception at September 10, 2007 through to March 31, 2010, the Company has incurred a net loss of $(136,909). The company’s current liabilities exceed its current assets by $50,517. These factors may create uncertainty about the Company's ability to continue as a going concern.

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

Overview

Cyber Informatix, Inc., (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the pre-packaged downloadable software business with administrative office located at 1645 Cyrene Drive, Carson, CA, 90746.  We are a small software design and e-commerce company in the development stage whose primary business is distributing economically-priced downloadable application software via the Internet. We were organized on September 10, 2007. Our administrative office is located at 1645 Cyrene Drive, Carson, California, 90746. Our telephone number is (888)205-2249 and our facsimile number is (702)926-3376. Our corporate resident agent, located in the state of Nevada, is Spiegel & Utrera Law Firm located at 1785 E. Sahara Avenue, Suite 490, Las Vegas, Nevada 89104 (Telephone:  702.364.2200, Facsimile 702.458.2100). The company was incorporated under the laws of the State of Nevada on September 10, 2007. We develop and market software. For the period from inception through to March 31, 2010, our total sales were $1,162 and our total net loss was $(136,909). On March 31, 2010, we had total assets of $6,008. We have no partnering, joint venture or similar such arrangements and/or commitments to enter into any such agreements.

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

CYBER INFORMATIX, INC.
(A Development Stage Company)

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

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months period ended March 31, 2010, the Company had a net loss of $(28,600) and an accumulated retained earnings deficit as at March 31, 2010 of $(136,909). The Company intends to fund operations over the next six to twelve months through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements over the next three months to the year ending June 30, 2010. Please refer to Note 6, “Going Concern”, accompanying the financial statements. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview – Three months ended March 31, 2010
Our sales have been minimal due to the fact that we did not have adequate funds to expend on a marketing program to generate increased online sales.  Total sales for the three months ended March 31, 2010 were $30 compared to $111 for the three months March 31, 2009. Total operating expenses for the quarter were $11,165 as compared to $13,239 for the previous three months ended March 31, 2009. The primary expenses included accounting and legal expenses of $6,591 and depreciation of the software asset in the amount of $4,574. We realized a net loss for the period of $(11,165) versus a net loss of $(13,179) for three months ended March 31, 2009.

Overview – Nine months ended March 31, 2010
Total sales for the nine months ended March 31, 2010 were $60 compared to $303 in sales for the nine months ended March 31, 2009. Our total operating expenses were $28,660 for the nine months ended March 31, 2010 compared to operating expenses of $50,880 for the nine months ended March 31, 2009. The decrease in operating expenses for the nine months ended March 31, 2010, versus the same period in the previous year, were due to decreased professional fees for auditing, legal, transfer agent, and accounting services, resulting from the company’s S-1 Registration Statement filing and amendments in the previous fiscal year. We realized a net loss of $(28,600) for the nine months ended March 31, 2010 compared to a net loss of $(42,673) for the nine months period ended March 31, 2009.

Operations Outlook

The Company's plan of operations and primary objective for the next three months to the fiscal period ending June 30, 2010 is to complete Phase II of our proprietary software upgrade and conduct an initial and limited launch of our Internet Search Engine Optimization Marketing campaign designed to increase traffic and generate sales on our website, www.cyberinformatix.com and www.personalelectronicorganizer.com .

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

CYBER INFORMATIX, INC.
(A Development Stage Company)

Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to achieve profitability. The full implementation of our business plan, including the employment or retention of experts as consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing and/or achieve significant profits from operations.  We  believe  that  we may  not  realize  significant  profits  from operations  in the next year and that it will be necessary  to raise  additional funds. We intend to increase our efforts to raise capital, exploring all available options for debt and/or equity financing.

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

Liquidity and Capital Resources

Overview – Nine Months Ended March 31, 2010

For the nine months period ended March 31, 2010, net cash (used) by operating activities was $(11,846). Net cash (used) by operating activities for the nine months period ended March 31, 2009 was $(25,611). Cash (used) by investing activities during the nine months ended March 31, 2010 was $Nil. Net cash (used) by investing activities for the nine months ended March 31, 2009 was $(139). Net cash provided by financing activities for the nine months ended March 31, 2010 was $13,008. Net cash provided by financing activities for the nine months period ending March 31, 2009 was $26,054. For the nine months period ended March 31, 2010 we made no payments to reduce the balance of the outstanding shareholder loan balance.

As at March 31, 2010 we had $1,434 in cash, compared to $272 as at the previous year ended June 30, 2009. We had a negative working capital of $(50,517) as at March 31, 2010 compared to a negative working capital of $(50,446) as at the previous year ended June 30, 2009. We will continue to have professional fees which include accounting, auditing, legal, and statutory filing fees, and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the recently enacted Sarbanes-Oxley Act. We anticipate that our business activities will increase, which will require auditing procedures over a greater transaction base.

CYBER INFORMATIX, INC.
(A Development Stage Company)

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. As noted in Note 4 of the Consolidated Financial Statements of March 31, 2010: During the nine months ended March 31, 2009, the principal shareholders provided no additional loans to the company. As of March 31, 2010, the total outstanding balance of the shareholder loans provided by Mr. Donald C. Jones, our Director, President, and Chief Executive Officer, was $47,500. The full amount of this shareholder loan is shown as a current liability on the balance sheet. This shareholder loan carries no interest and has no set terms of principal repayment. The shareholder does not expect to make a specific claim for interest on this loan during the current year or foreseeable future. During the previous fiscal tear ended June 30, 2009, Terry G. Bowering, our Director, Secretary and Treasurer, elected to convert the entire outstanding balance of his shareholder loan ($26,913), to equity, which was credited to Additional Paid-In Capital.

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

None.

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

Dated:  May 12th, 2010:

By:  /s/ Donald C. Jones
Donald C. Jones, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer,
Chief Accounting Officer (Principal Financial Officer)
Director

By:  /s/ Terry G. Bowering
Terry G. Bowering, Secretary, Treasurer,
Director