Form 10-K
period 2010-06-30
Cyber Informatix, Inc.
filed 2010-09-27
CIK 1446210

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
Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The Company's sales for the most recent fiscal year were $60.

As of June 30, 2010 the Company had 5,870,000 issued and outstanding shares of common stock.

Page i

Part I

Item 1.  Description of Our Business

General

We are a development-stage company that was organized under the laws of the State of Nevada on September 10, 2007. We develop and market pre-packaged software. For the period from inception through to the year ended June 30, 2010, our total sales were $1,162 and our accumulated net loss was $(144,960). We have no partnering, joint venture or similar such arrangements and/or commitments to enter into any such agreements.

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

Paid Internet Advertising. Though it is a directory, we consider a paid listing on Yahoo as advertising. We currently have a listing in Yahoo’s directory which we obtained for free because the category classification is not considered commercial. We may have to pay $299 per year to maintain this listing in the future. We will also consider online banner advertising on relevant industry websites such as www.tucows.com, www.download.com, and www.cnet.com. Realistically, the cost of advertising space on these websites is prohibitive for us at this early stage. However, we will test our new version software product when ready on one of these initially, and if results are positive, we will consider raising the necessary funds in the future in order to fund a significant multi-faceted marketing plan that will include heavy exposure on these websites in particular.

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

From the date of inception, September 10, 2007 to the year ended June 30, 2010, we have had no full-time employees. Mr. Terry G. Bowering, our President and Chief Executive Officer, has contracted an outside firm for all of our software development, website design, and technical support services.  We believe that this arrangement is adequate to sustain our current level of business operations. We believe it will be necessary in the future to hire our own employees to oversee the technical development of our software products and manage customer service, as our customer base grows over the next twelve to fifteen months. No cash compensation has been awarded to, earned by or paid to Mr. Bowering for all services performed in all capacities for our company through the date of this prospectus.

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

Item 2. Description of Property

Since the date of inception, September 10, 2007, through to the current date, we have maintained our offices, pursuant to a verbal arrangement, at the residence of our former President and Chief Executive Officer, Mr. Donald Jones, located at 1645 Cyrene Drive, Carson, California, 90746. We have accounted for these contributed services in the amount of $200 per month by allocating $2,400 to Additional Paid-In Capital for the year ended June 30, 2010 and a total of $6,600 from the inception of the business, September 10, 2007 until year ended June 30, 2010. We anticipate continued utilization of these facilities for the foreseeable future.  The office space we currently occupy is expected to be adequate to meet our foreseeable future needs.  Our telephone number is (888)205-2249 and our facsimile number is (702)926-3376.

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

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

The company received its trading symbol on April 27, 2010. The company’s common stock is presently being quoted on the Over-the-Counter Bulletin Board Exchange under the symbol “CYIX”. For the period indicated, the following table sets forth the high and low sales prices per share of our common stock.  These prices below represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year ended June 30, 2010:	High	Low

April 27, 2010 to June 30, 2010	$0.30	$0.10

Options and Warrants
To date, none of our outstanding shares of common stock are subject to outstanding options. We have no warrants outstanding.

Shareholders
We have registered all of the common stock held by existing security holders for resale with the exception of the shareholdings of Donald C. Jones, our former Director, President and Chief Executive Officer (officially resigned May 17, 2010), and Terry G. Bowering, our current Director, President, and Chief Executive Officer. As of June 30, 2010, there were a total of 41 holders of record of Cyber Informatix, Inc.’s common stock, with a total of 5,870,000 shares outstanding.

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

Results of Operations

Our accumulated deficit as of our year ended on June 30, 2010 was $(144,960) as compared to $(108,309) as of June 30, 2009. During the fiscal year ended June 30, 2010, the deficit increased by $36,651. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our operating expenses are classified into the following categories:

●	Professional Fees
●	Depreciation & Amortization
●	General Administrative Expenses
●	Advertising and Marketing
●	Website Design Expense
●	Impairment of Software Expense
●	Interest Expense

Total sales for the year ended June 30, 2010 were $60 as compared to Sales of $303 for the year ended June 30, 2009. We realized a net loss of $(36,651) for the fiscal year ended June 30, 2010, compared to a net loss of $(69,786) for the fiscal year ended June 30, 2009. Total operating expenses for the year ended June 30, 2010 were $36,711 compared to $77,993 for the year ended June 30, 2009. Our operating expenses consist of marketing & advertising, rent & utilities, depreciation & amortization, impairment of software, and general administrative expenses.

General administrative expenses refer to stock transfer agent fees, filing fees, office expenses, and other miscellaneous expenses necessary to run the business on a daily basis. These expenses in aggregate amounted to $18,416 for the year ended June 30, 2010 and $24,278 for the year ended June 30, 2009. Professional fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $15,171 for the year ended June 30, 2010 and $18,208 for the year ended June 30, 2009.  Professional fees are attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission.

Our marketing and advertising expenses for the year ended June 30, 2010 were $Nil. For the next fiscal year ended June 30, 2010, we fully anticipate that advertising and marketing expenses will need to substantially increase as we strive to generate increased sales on our e-commerce website, now that our software is fully operational. Depreciation and amortization expense charged to operations was $18,295 and $26,070 in 2010 and 2009, respectively. We are amortizing our fixed assets (our proprietary software) and any additions, on a straight-line basis over a three year period.

We have fully expensed our website design costs which consisted of website content update, search engine development, e-commerce shopping cart integration, and graphic design. For the year ended June 30, 2010 our website design expenses were $Nil as compared to $4,871 for the year ended June 30, 2009.

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

Liquidity and Capital Resources

For the year ended June 30, 2010, Net cash provided (used) by operating activities was $(18,184). Net cash provided (used) by operating activities for the year ended June 30, 2009 was $(25,746).

Net cash (used) or provided by investing activities during the year ended June 30, 2010 was $Nil. Net cash provided (used) by investing activities for the year ended June 30, 2009 was $(7,139). Management determined that there was no need for any significant additions to additional software, equipment or leasehold improvements during the year ended June 30, 2010.

Net cash provided by financing activities for the year ended June 30, 2010 was $19,721. Cash provided by financing activities for the year ended June 30, 2009 was $32,545.

At June 30, 2010 we had $1,809 in cash, compared to $272 as at June 30, 2009.

Working Capital

We had working capital of $819 as at June 30, 2010, compared to negative working capital of $(50,446) at June 30, 2009. The primary reason for the positive change in Working Capital from the previous year is that the outstanding shareholder loan, a current liability, was reduced to a balance of Nil. We have funded our business operations through a combination of available cash and cash equivalents generated from equity issuances and shareholder loans.

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

Due to our resulting operating deficit, in their report on our audited condensed financial statements for the period ended June 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We do not expect to incur major auditing and legal expenses in the 2010/2011 fiscal period, therefore, we expect our financial situation to substantially change over future operating quarters. However, we may still incur losses as we will be expending funds for expenses unrelated to the operation of the restaurant business such as auditing and legal expenses necessary to file our required reporting documents and to raise capital in the future as needed.

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

Overview

To date, management has devoted much of its time and effort to organizational and financing matters and the initial development and ‘Phase 1” upgrade of our proprietary software product, “Personal Organizer 6.0”, www.personalelectronicorganizer.com. The success of our business over the next twelve months will be dependent upon our marketing efforts to drive a significant amount of online users (Internet ‘traffic’) to our e-commerce website that will then download and purchase our software products. Our ability to fully develop our software products and deliver them on a price-competitive basis is also paramount to our success. As our business grows, we must also attract and retain qualified expert software consultants so that we can keep pace with the changing technology and provide customers with useful software applications.

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

The full implementation of our business plan, including the employment or retention of experts as consultants, is dependent upon our ability to raise significant additional capital from equity and/or debt financing in the near future and/or achieve  significant  profits from operations.  We  believe  that  we may  not  realize  significant  profits  from operations  in the next year and that it will be necessary  to raise  additional funds. We intend to increase  our efforts to raise  capital, exploring  all  available   alternatives  for  debt  and/or  equity   financing, including,  but not limited  to,  private and public  securities  offerings.  We cannot be certain that these efforts will be successful.  In the event that only limited additional financing is received, we expect our opportunities in the software development business to be limited.  Further,  even if we succeed in obtaining  the level of funding  necessary to fully  implement our business plan and proposed  integrated  marketing  campaign and employ or retain the necessary experts in software development and, in turn,  obtain a sizable  customer base, this will not ensure the realization by us of profits from operations.

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

We may seek loans from affiliated parties to fund our operations over the next twelve months. Currently, we have made not made any written or legally enforceable arrangements to obtain such funding. We have estimated that the costs of planned operations for the next twelve months will not exceed $50,000. Unless we successfully realize proceeds from the sale of new shares and/or Management provides interim funding directly, we will not be able to conduct planned operations with currently available capital resources beyond the next 90 days. The primary variable cost that will drive revenues and growth for our online software business is marketing and advertising costs. Given that our web hosting fees and primary Internet search-engine fees are prepaid until the end of 2011 and we will need a maximum of $5,000 at this stage to complete our next software re-development phase, we can operate for a period of 90 days to 180 days with a reduced level of funding, if necessary.

At the date of this filing, management has not made any written or legally enforceable agreements to obtain funding for the next twelve months of operations. However, since the sole Principal, Mr. Terry G. Bowering, has already committed personal funds in the form of a shareholder loan and contributed capital to initially fund the company and sustain ongoing operations, it is in the best interests of the company as well as the principal to personally commit to  providing the necessary funds when needed over the next twelve-month period to continue the company’s plan of operations. At such time if and when funds are advanced to the company in the form of additional loans, the company will issue a promissory note that will stipulate conditions for re-payment. This document (promissory note) will be enforceable in accordance with its terms under the applicable law. Management may seek loans from affiliated parties or outside sources to provide funds from time to time over the next twelve month period subject to the conditions that the company will issue corresponding promissory notes that will include interest payable terms that are both suitable and attractive to the prospective issuer and guaranteed by the principals of the company.

Summary of any product research and development that we will perform for the term of the plan.

We anticipate undergoing further development and upgrading of our proprietary software in order to make the product more user-friendly. To accomplish this goal, we have determined that we need to add a number of navigation and Help features to our software.  With the proceeds of future share offerings, we intend to roll out an up-dated version of our personal organizer software by mid to late 2011 offering free 90-day trial downloads to gauge market acceptance of the product.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time or in the next 12 months.

Significant changes in number of employees.

The number of employees required to operate our business is currently two individuals (our company principal and accountant). We currently contract out for our website design and software development services. After we complete a planned equity offering over the next fiscal year, our plan of operation anticipates hiring at least one additional full time person with software development expertise.

Future Operations and Marketing Strategy

Our primary objective for the next twelve months will be to increase traffic and advertising sales on our website, www.cyberinformatix.com and www.personalelectronicorganizer.com.

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

●
Launch New products. We currently offer a feature product called “Personal Organizer 6.0”, aimed at the consumer personal-use market. We are considering further developing this concept to extend its application to the corporate market. Specifically, we are considering a time-management and organizer product for the high-level Corporate Executive, as well as a project management product suitable for multiple applications. We are currently in the planning stages for these products.

The steps needed to make Cyber Informatix, Inc. operational and successful in the next twelve month period consist of the following:

Over the next twelve months, we will aim to reach a critical mass of online customers sufficient enough to generate positive monthly positive cash flows, thorough a comprehensive marketing plan that builds the "Cyber Informatix" brand name by consistently driving traffic to our e-commerce website in a cost-effective manner.

We are currently in the process of achieving the step of marketing and building our software product brand name. However, funding for the completion of these steps is dependent upon the receipt of capital from future equity and/or debt financings. Because we are dependent  upon additional funding to achieve our strategic milestones needed to make Cyber Informatix, Inc. successfully profitable,  we are  unable  to  anticipate  the  exact timing  of achieving our the  milestones. Further,  because we have only  commenced the first  milestone  listed  above,  we are not yet  able to  determine  the  costs associated  with each  milestone.  We expect to be able to initiate a limited marketing campaign with the proceeds of future equity offerings and/or shareholder loans. We anticipate the necessity of paying a sizeable amount of compensation to expert consultants that we intend to retain as independent contractors to assist in developing our software products for us. We cannot be certain that we will be able to raise the necessary funds from a private, or public securities offering, or otherwise.

Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. To date, some related party transactions have taken place. These relationships and related transactions are discussed in detail on page 27 in section Part III Item 12, Certain Relationships and Related Transactions.

As noted in Note 8 of the Consolidated Financial Statements of June 30, 2010:

a)	As of June 30, 2010, the total loan amount due to the shareholder was Nil (2009: $47,500).
b)	During the year, the Company paid the director and officer of the Company $0 in wages. No directors’ fees were paid.

Item 7.  Financial Statements

CYBER INFORMATIX, INC.
CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2010

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cyber Informatix, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Cyber Informatix, Inc. (A Development Stage Company) as of June 30, 2010 and June 30, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010 and June 30, 2009, and since inception on September 10, 2007 through June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Informatix, Inc. (A Development Stage Company) as of June 30, 2010 and June 30, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010 and June 30, 2009 and since inception on September 10, 2007 through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has had a loss from operations of $36,651 and an accumulated deficit of $144,960, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Las Vegas, Nevada
September 21, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

CYBER INFORMATIX, INC.
(A Development Stage Company)
BALANCE SHEETS

	2010	2009
	June 30	June 30
CURRENT ASSETS
Cash	$1,809	$272

TOTAL CURRENT ASSETS	1,809	272

SOFTWARE AND WEBSITE
Software	64,365	64,365
Less: Depreciation and Amortization	(64,365)	(46,070)

TOTAL	-	18,295

TOTAL ASSETS	$1,809	$18,567

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	990	3,218
Shareholders' Loans	-	47,500

TOTAL CURRENT LIABILITIES	990	50,718

TOTAL LIABILITIES	990	50,718

STOCKHOLDERS' EQUITY
Common stock; 75,000,000 shares authorized at $0.001 par value,
5,870,000 shares issued and outstanding, (Note 6)	5,870	5,595
Additional Paid In Capital	139,909	70,563
Accumulated Deficit in the development stage	(144,960)	(108,309)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	819	(32,151)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,809	$18,567

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			September 10,
	Year Ended	Year Ended	2007 through
	June 30, 2010	June 30, 2009	June 30, 2010

SALES	$60	$243	$926
SALES FROM RELATED PARTIES	-	60	236

TOTAL SALES	60	303	1,162

COST OF SALES	-	-	-

GROSS PROFIT	60	303	1,162

OPERATING EXPENSES

General & administrative expenses	18,416	24,278	47,891
Advertising & marketing	-	-	7,314
Website design	-	4,871	10,778
Impairment of software	-	22,774	22,774
Depreciation & amortization	18,295	26,070	64,365

TOTAL OPERATING EXPENSES	36,711	77,993	153,122

LOSS FROM OPERATIONS	(36,651)	(77,690)	(151,960)

OTHER INCOME (EXPENSES)
Gain on extiguishment of debt	-	8,204	8,204
Interest Expense	-	(300)	(1,204)

TOTAL OTHER EXPENSES	-	7,904	7,000

LOSS BEFORE INCOME TAXES	(36,651)	(69,786)	(144,960)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(36,651)	$(69,786)	$(144,960)

Basic loss per share of common stock	$(0.01)	$(0.01)

Weighted average number
of common shares outstanding	5,801,438	5,445,411

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Stock		Totals
	Common Stock		Paid In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE ON INCEPTION
September 10, 2007	-	$-	$-	$-	$-	$-

Common stock issued at $0.001
Per share, September 30, 2007	4,500,000	4,500	-	-	-	4,500

Common stock issued at $0.01
Per share, June 30, 2008	945,000	945	8,505	(9,450)	-	-

Contributed Capital	-	-	1,800	-	-	1,800

Net (Loss) for year ended
June 30, 2008	-	-	-	-	(38,523)	(38,523)

BALANCE, JUNE 30, 2008	5,445,000	$5,445	$10,305	$(9,450)	$(38,523)	$(32,223)

Contributed Capital	-	-	57,408	-	-	57,408

Common stock issued at $0.02
Per share, June 30, 2009	150,000	150	2,850	9,450	-	12,450

Net (Loss) for year ended
June 30, 2009	-	-	-	-	(69,786)	(69,786)

BALANCE, JUNE 30, 2009	5,595,000	$5,595	$70,563	$-	(108,309)	$(32,151)

Contributed Capital	-	-	64,121	-	-	64,121

Common stock issued at $0.02
Per share, September 30, 2009	275,000	275	5,225	-	-	5,500

Net (Loss) for year ended
June 30, 2010	-	-	-	-	(36,651)	(36,651)

BALANCE, JUNE 30, 2010	5,870,000	$5,870	$139,909	$-	$(144,960)	$819

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			September 10,
	Year Ended	Year Ended	2007 through
	June 30, 2010	June 30, 2009	June 30, 2010

OPERATING ACTIVITIES
Net Loss	$(36,651)	$(69,786)	$(144,960)
Adjustments to reconcile net loss to net cash used by
operating activities:
Gain on extinguishment of debt	-	(7,000)	(7,000)
Impairment of software	-	22,774	22,774
Depreciation & amortization	18,295	26,070	64,365
Donated rent	2,400	2,400	6,600
Changes in operating assets and liabilities:
Increase (decrease) in interest payable	-	(904)	-
Increase (decrease) in accounts payable	(2,228)	700	990

Net Cash Provided (Used) by Operating Activities	(18,184)	(25,746)	(57,231)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(7,139)	(72,139)

Net Cash Provided (Used) by Investing Activities	-	(7,139)	(72,139)

FINANCING ACTIVITIES
Sale of Stock	5,500	12,450	22,450
Contributed Capital	14,221	55,008	69,229
Proceeds (payment) on note payable	-	(8,000)	(8,000)
Proceeds (payment) on shareholder loan	-	(26,913)	47,500

Net Cash Provided by Financing Activities	19,721	32,545	131,179

NET INCREASE (DECREASE) IN CASH	1,537	(340)	1,809

CASH POSITION, BEGINNING OF PERIOD	272	612	-

CASH POSITION, END OF PERIOD	$1,809	$272	$1,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$-	$300	$300
Income Taxes		$-	$-

NON CASH FINANCING ACTIVITIES
Stock Subscriptions Receivable	$-	$9,450	$-
Donated Rent	$2,400	$2,400	$6,600
Note Payable for Software Asset Purchase	$-	$(7,000)	$8,000

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2010

1.     DESCRIPTION OF THE BUSINESS

Cyber Informatix, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $(144,960). The fiscal year end of the Company is June 30. The company was incorporated September 10, 2007 under the laws of the state of Nevada as Cyber Informatix, Inc. The company was established to pursue opportunities in the pre-packaged downloadable software industry, targeting the personal-use software application market. The software products are distributed exclusively via the internet and are available for download only. The company intends to develop more software products in the future to add to the current product line. The company initially purchased software and source code assets via an asset purchase agreement on September 30, 2007. The website has been further developed to accommodate multi-payment applications and functions as a user-friendly e-commerce business. The software products are available via download online at www.cyberinformatix.com and www.personalelectronicorganizer.com.

2.     GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company’s accumulated deficit since inception is $(144,960). For the year ended June 30, 2010, the Company has incurred a net loss of $(36,651). The company’s current assets exceed its current liabilities by only $819. These factors may create uncertainty about the Company's ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock in additional private placement share offerings expected to commence in the 2010/2011 fiscal year; (2) obtaining loans by issuing additional promissory notes to principals and/or shareholders.

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The company’s functional currency is the United States Dollar.

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

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2010

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
Our policy regarding cash and cash equivalents is to only recognize non-restricted cash balances with immediate      liquidity or with liquidation maturity dates of less than 90 days, as cash on our balance sheet and on our statements of cash flows.

Revenue Recognition
The Company recognizes revenue from the sale of products and services in accordance with FASB ASC 605. Revenue will consist of online downloadable software applications and will be recognized only when all of the following criteria have been met:

(i)	Delivery of product has occurred; i.e. commercial version software is downloaded by customer.
(ii)	Payment has been confirmed received
(iii)	The fee is fixed or determinable; and
(iv)	Revenue is reasonably assured.

Website Design Costs
We have expensed all website design costs.

Software Development Costs
The Company accounts for software development costs in accordance with FASB Accounting Standards Codification ("ASC") No. 86, "Computer Software to Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There has been very limited software development costs incurred between the time the software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to product development.

Further, as discussed in Note 5, the Company acquired the initial source code for the Cyberinformatix.com software applications at the inception of the business on September 30, 2007. The company expects to incur further software development costs in the next fiscal year that will result from planned software upgrades as well as development of new software products.

Marketing and Advertising Expenses
The company’s policy regarding advertising is to expense advertising when incurred. The company’s advertising costs consist primarily of various forms of media purchased from Internet-based marketers and Internet search engines.  For the year ended June 30, 2010, and June 30, 2009, marketing and advertising expense amounted to $Nil.

Depreciation
The core proprietary software source code asset has been amortized over the expected life of three years on a straight line basis. The amortization for the year ended June 30, 2010 is $18,295 and the accumulated amortization is $64,365 as of June 30, 2010.

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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC No. 52, "Foreign

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2010

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements
The Company’s management has evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company’s opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

4.     FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of FASB ASC No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

5.     INTANGIBLE ASSETS

On September 30, 2007, the Company entered into an asset purchase agreement with Cyberinformatix, Inc. of Orlando, Florida, whereby the Company purchased certain assets of Cyberinformatix, Inc., that principally included the original software source code application programs, domain names, website, and associated rights for a total purchase price of $80,000, through a cash payment of $65,000 and the issuance of an interest bearing note payable for $15,000 due in one year from the date of purchase. During the year ended June 30, 2009, a Gain on Extinguishment of Debt of $8,204 was realized as a result of the re-negotiation and subsequent reduced payment in full of the principal and interest accrued on the original Note Payable. An Impairment of Software expense in the amount of $7,000 was recorded on October 1, 2008. Further, upon management’s assessment of estimated future cash flows generated from the software asset as at June 30, 2009, it was decided to permanently impair the value of the software asset in the amount of $15,774. The original software source code purchased from Cyberinformatix, Inc., a Florida corporation, (no prior or current relationship exists with Cyber Informatix Inc.), is the core of our existing product. This software asset is being amortized over the expected life of three years on a straight line basis. The amortization for the year ended June 30, 2010 is $18,295 and the accumulated amortization is $64,365 as of June 30, 2010.

6.  CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. On September 28, 2007, the Company issued a total of 4,500,000 shares of its common stock to its founders for total cash

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2010

6.     CAPITAL STOCK (Continued)

proceeds of $4,500. On June 30, 2008, the Company issued a total of 945,000 shares of its common stock to nineteen individuals residing outside the U.S. for total proceeds of $9,450. On June 30, 2009, the Company issued a total of 150,000 shares of its common stock to ten individuals residing outside the U.S. for total proceeds of $3,000. On September 30, 2009, the Company issued a total of 275,000 shares of its common stock for total proceeds of $5,500. As of the period ended June 30, 2010, the company had a total of 5,870,000 common shares outstanding.

7.     RELATED PARTY TRANSACTIONS

During the year ended June 30, 2010, one of the founding shareholders, Donald C. Jones, had an outstanding loan to the company. On June 29, 2010, Mr. Jones officially forgave the loan to reduce the balance from $47,500 to Nil. The loan reduction was recorded as a credit to Contributed Capital. This shareholder loan carried no interest and no set terms of principal repayment.

8.     INCOME TAXES

As of June 30, 2010, the Company had net operating loss carry forwards of approximately $144,960 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under FASB ASC 740-10. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

9.    EVENTS THROUGH THE DATE THAT THE FINANCIAL STATEMENTS WERE ISSUED, AND NO OTHER

The Company has evaluated subsequent events from June 30, 2010 through September 24, 2010, the date which the financial statements were available to be issued, and no other events have occurred.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

Item 8B. Other Information

None to Report.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of September 24, 2010.

Executive Compensation:

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Age	Position	Term

Mr. Terry G. Bowering	50	President, Chief Executive Officer	1 Year

We do not have an audit committee, nor do we have a compensation committee at this time. We anticipate forming these committees at a future Board of Directors’ meeting.

On May 17, 2010, Mr. Donald C. Jones officially resigned as Director, President, and Chief Executive Officer of Cyber Informatix Inc.

Director, President, Chief Executive Officer

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2010, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Item 10. Executive Compensation

The following table sets forth the current salaries and directors’ fees paid to our executives on an annual basis.

Person	Position	Salary	Directors’ fees

Terry G. Bowering	President, CEO, Director	$0.00	$0.00*

We currently do not have an audit committee, nor do we have a compensation committee. We anticipate forming these committees at a future Board of Directors’ meeting.

Person	Director’s Position	Stock Based Salary		*Fees		Compensation/Salary		Total
		2010	2009	2010	2009	2010	2009	2010	2009
Terry G. Bowering	President, CEO	$0	$0	$0	$0	$0	$0	$0	$0

We currently have one director. As of September 24, 2010, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  June 30, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

	AMOUNT AND NATURE	PERCENT OF
	OF BENEFICIAL SHARES	OUTSTANDING
NAME	OWNED	OWNERSHIP
Donald C. Jones	2,500,000 common shares	42.6%

Terry G. Bowering	2,000,000 common shares	34.0%

Item 12. Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, some related party transactions have taken place.

Since inception of the company, Mr. Donald C. Jones, our original President and Chief Executive Officer (officially resigned all positions with the company on May 17, 2010), and Mr. Terry G. Bowering, our current President and Chief Executive Officer, have both loaned funds to the company to fund operations. During the 2008/2009 fiscal period, the total principal of the shareholder loans was substantially reduced. During most of the year ended June 30, 2010, Mr. Donald C. Jones had a remaining outstanding loan to the company. In the interest of assisting the company in maintaining its ongoing viability and solvency, on June 29, 2010 Mr. Jones officially forgave this loan in its entirety to reduce the balance from $47,500 to a balance of Nil. The loan reduction was recorded as a credit to Contributed Capital. This shareholder loan carried no interest and no set terms of principal repayment.

Item 13.  Exhibits

EXHIBITS

(a)       Audited Consolidated Financial Statements (included in Part 10 of this Report):

            Auditor’s Report
            Condensed Balance Sheets – June 30, 2010
            Condensed Statements of Operations and Deficit – June 30, 2010
            Condensed Statements of Cash Flows – June 30, 2010
            Condensed Statement of Stockholders’ Equity – June 30, 2010
            Notes to Condensed Financial Statements – June 30, 2010

(b)       None.

(c)       Exhibit

14.1     Code of Ethics
31.1     Certification of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
32.1     Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Item 14. Principal Accountant Fees and Services

Our audit fees have remained consistent the last two years. However, we are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by the enacted Sarbanes-Oxley Act.  We are also optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

AUDIT FEES.   The aggregate fees billed by our auditors for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2010 and 2009 and for the reviews of the financial statements included in our Quarterly Report on Form 10-Q during the fiscal year ended June 30, 2010 and 2009 were $9,270 and $7,750 respectively.

AUDIT RELATED FEES.  We did not incur any fees to auditors for audit related fees during the fiscal years ended June 30, 2010 and 2009.

TAX FEES.  Our fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended June 30, 2009 were $500, and anticipated to the be the same for June 30, 2010 fiscal year-end.

ALL OTHER FEES.  We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal years ended June 30, 2010 and 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER INFORMATIX, INC.:
(Registrant)

By           /s/ Terry G. Bowering
Terry G. Bowering, Chief Executive Officer
(Principal Executive Officer, Chief Financial Officer,
Chief Accounting Officer (Principal Financial Officer)
Director

Date       September 24, 2010