Form 10-Q
period 2010-09-30
Cyber Informatix, Inc.
filed 2010-11-12
CIK 1446210

________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-154610

CYBER INFORMATIX, INC.
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada	22-3968194
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	Number)

3647 Hanna Bay, Regina, Sk., S4S 7C8, Canada
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

Common, $.001 par value per share: 5,870,000 outstanding as of September 30th, 2010.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

CYBER INFORMATIX, INC.

CONDENSED FINANCIAL STATEMENTS

September 30, 2010
(Unaudited)

CYBER INFORMATIX, INC.
(A Development Stage Company)
BALANCE SHEETS (UNAUDITED)
		(Audited)
	2010	2010
	September 30	June 30
CURRENT ASSETS
Cash	$1,159	$1,809

TOTAL CURRENT ASSETS	1,159	1,809

SOFTWARE AND WEBSITE
Net of Depreciation and Amortization	-	-

TOTAL ASSETS	$1,159	$1,809

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	1,920	990
Shareholders' Loans	-	-

TOTAL CURRENT LIABILITIES	1,920	990

TOTAL LIABILITIES	1,920	990

STOCKHOLDERS' EQUITY
Common stock; 75,000,000 shares authorized at $0.001 par value,
5,870,000 shares issued and outstanding, (Note 3)	5,870	5,870
Additional Paid In Capital	144,157	139,909
Accumulated Deficit in the development stage	(150,788)	(144,960)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(761)	819

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,159	$1,809

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)
			From Inception
	Three Months Ended		September 10,
	September 30,		2007 through
	2010	2009	September 30, 2010

SALES	$-	$30	$926
SALES FROM RELATED PARTIES	-	-	236

TOTAL SALES	-	30	1,162

COST OF SALES	-	-	-

GROSS PROFIT	-	30	1,162

OPERATING EXPENSES
General & administrative expenses	5,828	6,347	53,719
Advertising & marketing	-	-	7,314
Website design	-	-	10,778
Impairment of software	-	-	22,774
Depreciation & amortization	-	4,574	64,365

TOTAL OPERATING EXPENSES	5,828	10,920	158,950

LOSS FROM OPERATIONS	(5,828)	(10,890)	(157,788)

OTHER INCOME (EXPENSES)
Gain on extiguishment of debt	-	-	8,204
Interest Expense	-	-	(1,204)

TOTAL OTHER EXPENSES	-	-	7,000

LOSS BEFORE INCOME TAXES	(5,828)	(10,890)	(150,788)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,828)	$(10,890)	$(150,788)

Basic loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,870,000	5,597,989

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Stock		Totals
	Common Stock		Paid In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE ON INCEPTION
September 10, 2007	-	$-	$-	$-	$-	$-

Common stock issued at $0.001
Per share, September 28, 2007	4,500,000	4,500	-	-	-	4,500

Common stock issued at $0.01
Per share, June 30, 2008	945,000	945	8,505	(9,450)	-	-

Contributed Capital	-	-	1,800	-	-	1,800

Net (Loss) for year ended
June 30, 2008	-	-	-	-	(38,523)	(38,523)

BALANCE, JUNE 30, 2008	5,445,000	$5,445	$10,305	$(9,450)	$(38,523)	$(32,223)

Contributed Capital	-	-	57,408	-	-	57,408

Common stock issued at $0.02
Per share, June 30, 2009	150,000	150	2,850	9,450	-	12,450

Net (Loss) for year ended
June 30, 2009	-	-	-	-	(69,786)	(69,786)

BALANCE, JUNE 30, 2009	5,595,000	$5,595	$70,563	$-	(108,309)	$(32,151)

Contributed Capital	-	-	64,121	-	-	64,121

Common stock issued at $0.02
Per share, September 30, 2009	275,000	275	5,225	-	-	5,500

Net (Loss) for year ended
June 30, 2010	-	-	-	-	(36,651)	(36,651)

BALANCE, JUNE 30, 2010	5,870,000	$5,870	$139,909	$-	$(144,960)	$819

Contributed Capital	-	-	4,248	-	-	4,248

Net (Loss) for the three months ended
September 30, 2010	-	-	-	-	(5,828)	(5,828)

BALANCE,
SEPTEMBER 30, 2010	5,870,000	$5,870	$144,157	$-	$(150,788)	$(761)

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)
			From Inception
	Three Months Ended		September 10,
	September 30,		2007 through
	2010	2009	September 30, 2010
OPERATING ACTIVITIES
Net Loss	$(5,828)	$(10,890)	$(150,788)
Adjustments to reconcile net loss to net cash used by
operating activities:
Gain on extinguishment of debt	-	-	(7,000)
Impairment of software	-	-	22,774
Depreciation & amortization	-	4,574	64,365
Donated Rent	600	600	7,200
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	930	2,144	1,920

Net Cash Provided (Used) by Operating Activities	(4,298)	(3,572)	(61,529)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(72,139)

Net Cash Provided (Used) by Investing Activities	-	-	(72,139)

FINANCING ACTIVITIES
Sale of Stock	-	5,500	22,450
Contributed Capital	3,648	3,311	72,877
Proceeds (payment) on note payable	-	-	(8,000)
Proceeds (payment) on shareholder loan	-	-	47,500

Net Cash Provided by Financing Activities	3,648	8,811	134,827

NET INCREASE (DECREASE) IN CASH	(650)	5,239	1,159

CASH POSITION, BEGINNING OF PERIOD	1,809	272	-

CASH POSITION, END OF PERIOD	$1,159	$5,511	$1,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$-	$-	$300
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock Subscriptions Receivable	$-	$-	$-
Donated Rent	$600	$600	$7,800
Note Payable for Software Asset Purchase	$-	$-	$8,000

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For The Period Ended September 30, 2010

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of June 30, 2010. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

2.	DESCRIPTION OF THE BUSINESS

Cyber Informatix, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $(150,788) as of September 30, 2010. The fiscal year end of the Company is June 30. The company was incorporated September 10, 2007 under the laws of the state of Nevada as Cyber Informatix, Inc. The company was established to pursue opportunities in the pre-packaged downloadable software industry, targeting the consumer software application market. The software products are marketed exclusively via the internet and are available for download only.

The company initially purchased software and source code assets via an asset purchase agreement on September 30, 2007. The website has been further developed to accommodate multi-payment applications and functions as a user-friendly e-commerce business. The software products are available via download online at www.cyberinformatix.com and www.personalelectronicorganizer.com .

3.	CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. On September 28, 2007, the Company issued a total of 4,500,000 shares of its common stock to its founders for total cash proceeds of $4,500. On June 30, 2008, the Company issued a total of 945,000 shares of its common stock to nineteen individuals residing outside the U.S. for total proceeds of $9,450. On June 30, 2009, the Company issued a total of 150,000 shares of its common stock for total proceeds of $3,000. On September 30, 2009, the Company issued a total of 275,000 shares of its common stock for total proceeds of $5,500. As of the period ended September 30, 2010, the company had a total of 5,870,000 common shares outstanding.

4.	RELATED PARTY TRANSACTIONS

From inception at September 10, 2007 through to June 30, 2010, the founding shareholders, Donald C. Jones and Terry G. Bowering, who are also Directors of the company, provided loans to the company. The total outstanding balance of the shareholder loans as at September 30, 2010 was $0. During the fiscal year ended June 30, 2009, Terry G. Bowering converted the entire remaining balance of his shareholder loan to equity in the amount of $26,913, which was credited to Additional Paid-In Capital. Mr. Donald C. Jones converted the entire remaining balance of his shareholder loan to equity in the amount of $47,500, which was credited to Additional Paid-In Capital during the fiscal year ended June 30, 2010.

CYBER INFORMATIX, INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For The Period Ended September 30, 2010

4.	RELATED PARTY TRANSACTIONS (continued)

In addition, the President of the Company, Mr. Terry G. Bowering is providing office space at his residence to conduct administrative duties to manage the company’s business. The company has deemed this space to have a value of $200 per month (rent expense) which is credited to Contributed Capital and shown on the balance sheet as Additional Paid-In Capital. During the period, Mr. Bowering also directly contributed capital in the amount of $3,648 for cover operating expenses.

5.	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

From inception at September 10, 2007 through to September 30, 2010, the Company has incurred a net loss of $(150,788). The company’s current liabilities exceed its current assets by $761. These factors may create uncertainty about the Company's ability to continue as a going concern.

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

6.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date which the financial statements were issued, and no other events have occurred.

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

Overview

Cyber Informatix, Inc., (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the pre-packaged downloadable software business. We are a small software design and e-commerce company in the development stage whose primary business is developing and marketing economically-priced downloadable application software via the Internet. The company was incorporated under the laws of the State of Nevada on September 10, 2007. Our telephone number is (888)205-2249 and our facsimile number is (702)926-3376. Our corporate resident agent, located in the state of Nevada, is Spiegal & Ultrera Law Firm located at 1785 E. Sahara Avenue, Suite 490, Las Vegas, Nevada 89104 (Telephone:  702.364.2200, Facsimile 702.458.2100). For the period from inception through to September 30, 2010, our total sales were $1,162 and our total net loss was $(150,788). We have no partnering, joint venture or similar such arrangements and/or commitments to enter into any such agreements.

We were established to pursue opportunities in the pre-packaged downloadable software industry, targeting the personal-use consumer software application market. To launch our business, our current software source code assets and website were purchased on September 28, 2007 via an asset purchase agreement. As well, we retained a software developer and website design firm to develop our business. Our software application products are distributed exclusively via the internet and are available for download only on our fully operational e-commerce website located on the World Wide Web at www.personalelectronicorganizer.com , and www.cyberinformatix.com . The website has been further developed to accommodate multi-payment applications. Software and web design development is ongoing with the objective of ensuring that our software products are compatible with current PC operating systems and contain all of the features necessary to maximize “user-friendliness” for the consumer.

CYBER INFORMATIX, INC.
(A Development Stage Company)

We generate our revenues from software downloads of our products from our website. Payment is made through our online integrated shopping cart that accepts a wide range of online payment methods, including PayPal, credit cards, and e-checks. On September 30, 2010, we had total assets of $1,159. Over the next 9-12 months, we intend to complete the redevelopment and upgrade our current suite of proprietary software products to be fully compatible with new Microsoft PC operating systems standards such as “Windows 7”.  We also intend to develop more software product applications in the future to add to our current product line.

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months period ended September 30, 2010, the Company had a net loss of $(5,828) and an accumulated retained earnings deficit as at September 30, 2010 of $(150,788). The Company intends to fund operations over the next six to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which should be sufficient to fund its capital expenditures, working capital and other cash requirements over the next nine months to the year ending June 30, 2011. Please refer to Note 6, “Going Concern”, accompanying the financial statements. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended September 30, 2010

Our sales have been minimal due to the fact that our newly released software requires testing and has not been online for any significant period of time. As well, we are only in the initial stages of launching our Internet Search Engine Optimization marketing program. Total sales for the three months ended September 30, 2010 were $0 compared to $30 in sales for the three months ended September 30, 2009. Gross profit, herein defined as sales less cost of sales, was $0 for the three months ended September 30, 2010, compared to $30 gross profit for the three months ended September 30, 2009. Our operating expenses, which were primary accounting, auditing, and legal costs, totaled $5,828 for the three months ended September 30, 2010 compared to operating expenses of $10,920 for the three months ended September 30, 2009. The decrease in operating expenses for the quarter, versus the same period in the previous year, were due to decreased professional fees for auditing, legal, transfer agent, and accounting services, resulting from the company’s filing of its Form S-1 Registration Statement and amendments in the previous fiscal year.

We realized a net loss of $(5,828) for the three months ended September 30, 2010 compared to a net loss of $(10,890) for the three months period ended September 30, 2009.

Operations Outlook

The Company's plan of operations and primary objective for the next nine months to the fiscal period ending June 30, 2011 is to complete Phase II of our proprietary software upgrade and conduct an initial and limited launch of our Internet Search Engine Optimization Marketing campaign designed to increase traffic and generate sales on our website, www.cyberinformatix.com and www.personalelectronicorganizer.com .

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

Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to achieve profitability. Our plan of operation over the next three to twelve months period is to focus upon completing out software upgrade and our commencing our marketing plan.

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

Satisfaction of our cash obligations for the next 12 months

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

At the date of this filing, management has not made any written or legally enforceable agreements to obtain funding for the next twelve months of operations. Terry G. Bowering, the principal, has in the past committed personal funds in the form of shareholder loans to initially fund the company. Management feels that it is in the best interests of the company to provide the necessary funds when needed over the next twelve-month period to continue the company’s plan of operations. At such time if and when funds are advanced to the company in the form of additional loans, the company will issue promissory notes that will stipulate conditions for re-payment. This document (promissory note) will be enforceable in accordance with its terms under the applicable law. Therefore, management may seek loans from affiliated parties to provide funds from time to time over the next twelve month period subject to the conditions that the company will issue corresponding promissory notes and that the company will continue to undertake all the steps that are necessary in realizing its business plan and maintaining its status as a fully-reporting public company.

The material costs associated with maintaining the company’s status as a fully reporting company are auditing, accounting, and legal fees. At the date of this filing, Management estimates that these particular expenses combined with some additional marketing expenditures will be a minimum of $10,000 for the next twelve months.

CYBER INFORMATIX, INC.
(A Development Stage Company)

Summary of any product research and development that we will perform for the term of the plan

We anticipate undergoing further development and upgrade of our proprietary software. We have determined that we need to add a number of navigation features to our software to make it substantially more user-friendly. With additional funding, we intend to roll out a new version of our software in 2011 to be compatible with the new Microsoft “Windows 7” PC operating system.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or in the next 12 months.

Changes in number of employees

The number of employees required to operate our business is currently one individual (our company principal). We currently contract out for our website design and software development services. Our current plan of operation anticipates our requiring additional capital to hire at least one full time person.

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

●
Software Development: Compatibility with Microsoft “Windows 7” PC Operating System. Currently, our feature product called “Personal Organizer 6.0”, www.personalelectronicorganizer.com , has reached the completion stage of the software upgrade and has been released.  This particular product is aimed at the retail consumer market where individuals will find it useful in organizing their daily personal affairs. We plan to begin further development of this product in order to make it fully compatible with the new and increasingly popular Microsoft “Windows 7” PC operating system. We are also planning to extend its application to the corporate market. Specifically, we are considering a time-management and organizer product for the high-level Corporate Executive, as well as a project management product suitable for multiple applications.

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

We will aim to reach a critical mass of online customers sufficient enough to generate positive monthly positive cash flows, thorough a comprehensive marketing plan that builds the "Personal Organizer” and Cyber Informatix Products brand names by consistently driving traffic to our e-commerce website in a cost-effective manner. We are currently in the process of achieving the step of marketing and building our software product brand name by launching the initial stages of our Search Engine optimization marketing program. However, funding for the completion of these steps is dependent upon our success in raising capital from equity and/or debt financing. We expect to be able to initiate a limited marketing campaign with the proceeds that we expect to receive from funds raised over the next six to nine months. At this time, we cannot be certain that we will be able to raise adequate funds from any future private or public securities offerings in which event our expansion and operations plans may be required to be altered or even curtailed.

CYBER INFORMATIX, INC.
(A Development Stage Company)

Liquidity and Capital Resources

Overview – Three Months Ended September 30, 2010

For the there months period ended September 30, 2010, net cash (used) by operating activities was $(4,298). Net cash (used) by operating activities for the three months period ended September 30, 2009 was $(3,572). Cash (used) by investing activities during the three months ended September 30, 2010 was $Nil. Net cash (used) by investing activities for the three months ended September 30, 2009 was $Nil. Net cash provided by financing activities for the three months ended September 30, 2010 was $3,648. During the period we received $3,648 in the form of Contributed Capital directly from the principal, the purpose of which was to pay operating expenses. Net cash provided by financing activities for the three months period ending September 30, 2009 was $8,811. As at September 30, 2010 we had $1,159 in cash, compared to $1,809 as at the previous year ended June 30, 2010. We had a negative working capital of $(761) as at September 30, 2010 compared to working capital of $819 as at the previous year ended June 30, 2010.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. As noted in Note 4 of the Consolidated Financial Statements of September 30, 2010: During the three months ended September 30, 2010, the principal shareholders provided no additional loans to the company. As of September 30, 2010, the total outstanding balance of shareholder loans was $0. During the period, Mr. Terry G. Bowering, the principal, directly contributed capital in the amount of $3,648 for cover operating expenses which was credited to Additional Paid-in Capital.

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

CYBER INFORMATIX, INC.
(A Development Stage Company)

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

CYBER INFORMATIX, INC.:

(Registrant)

Dated:   November 12, 2010

By:   /s/ Terry G. Bowering
Terry G. Bowering, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer,
Chief Accounting Officer (Principal Financial Officer)
Director