Form 10-Q
period 2011-03-31
Cyber Informatix, Inc.
filed 2011-04-26
CIK 1446210

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Common, $.001 par value per share: 5,870,000 outstanding as of March 31st, 2011.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

CYBER INFORMATIX, INC.

CONDENSED FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)

CYBER INFORMATIX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS (UNAUDITED)

	2011	2010
	March 31	June 30
CURRENT ASSETS
Cash	$978	$1,809

TOTAL CURRENT ASSETS	978	1,809

SOFTWARE AND WEBSITE
Net of Depreciation and Amortization	-	-

TOTAL ASSETS	$978	$1,809

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	-	990
Shareholders' Loans	-	-

TOTAL CURRENT LIABILITIES	-	990

TOTAL LIABILITIES	-	990

STOCKHOLDERS' EQUITY
Common stock; 75,000,000 shares authorized at $0.001 par value,
5,870,000 shares issued and outstanding, (Note 3)	5,870	5,870
Additional Paid In Capital	153,588	139,909
Accumulated Deficit in the development stage	(158,480)	(144,960)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	978	819

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$978	$1,809

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
					From Inception
	Three Months Ended		Nine Months Ended		September 10, 2007
	March 31 Quarter Ended		March 31,		through March 31,
	2011	2010	2011	2010	2011

SALES	$30	$-	$30	$60	$956
SALES FROM RELATED PARTIES	-	-	-	-	$236

TOTAL SALES	30	-	30	60	1,192

COST OF SALES	-	-	-	-	-

GROSS PROFIT	30	-	30	60	1,192

OPERATING EXPENSES
General & administrative expenses	3,077	6,591	13,550	14,939	61,442
Advertising & marketing	-	-	-	-	7,314
Website design	-	-	-	-	10,778
Impairment of software	-	-	-	-	22,774
Depreciation & amortization	-	4,574	-	13,721	64,365

TOTAL OPERATING EXPENSES	3,077	11,165	13,550	28,660	166,673

LOSS FROM OPERATIONS	(3,048)	(11,165)	(13,520)	(28,600)	(165,480)

OTHER INCOME (EXPENSES)
Gain on extiguishment of debt	-	-	-	-	8,204
Interest Expense	-	-	-	-	(1,204)

TOTAL OTHER EXPENSES	-	-	-	-	7,000

LOSS BEFORE INCOME TAXES	(3,048)	(11,165)	(13,520)	(28,600)	(158,480)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,048)	$(11,165)	$(13,520)	$(28,600)	$(158,480)

Basic loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of common shares outstanding	5,870,000	5,870,000	5,870,000	5,778,668

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
CONDENSED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Stock		Totals
	Common Stock		Paid In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE ON INCEPTION
September 10, 2007	-	$-	$-	$-	$-	$-

Common stock issued at $0.001
Per share, September 28, 2007	4,500,000	4,500	-	-	-	4,500

Common stock issued at $0.01
Per share, June 30, 2008	945,000	945	8,505	(9,450)	-	-

Contributed Capital	-	-	1,800	-	-	1,800

Net (Loss) for year ended
June 30, 2008	-	-	-	-	(38,523)	(38,523)

BALANCE, JUNE 30, 2008	5,445,000	$5,445	$10,305	$(9,450)	$(38,523)	$(32,223)

Contributed Capital	-	-	57,408	-	-	57,408

Common stock issued at $0.02
Per share, June 30, 2009	150,000	150	2,850	9,450	-	12,450

Net (Loss) for year ended
June 30, 2009	-	-	-	-	(69,786)	(69,786)

BALANCE, JUNE 30, 2009	5,595,000	$5,595	$70,563	$-	(108,309)	$(32,151)

Contributed Capital	-	-	64,121	-	-	64,121

Common stock issued at $0.02
Per share, September 30, 2009	275,000	275	5,225	-	-	5,500

Net (Loss) for year ended
June 30, 2010	-	-	-	-	(36,651)	(36,651)

BALANCE, JUNE 30, 2010	5,870,000	$5,870	$139,909	$-	$(144,960)	$819

Contributed Capital	-	-	13,679	-	-	13,679

Net (Loss) for the nine months ended
March 31, 2011	-	-	-	-	(13,520)	(13,520)

BALANCE,
MARCH 31, 2011	5,870,000	$5,870	$153,588	$-	$(158,480)	$978

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			From Inception
	Nine Months Ended		September 10, 2007
	March 31,		through March 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net Loss	$(13,520)	$(28,600)	$(158,480)
Adjustments to reconcile net loss to net cash used by
operating activities:
Gain on extinguishment of debt	-	-	(7,000)
Impairment of software	-	-	22,774
Depreciation & amortization	-	13,721	64,365
Donated Rent	1,800	1,800	8,400
Expenses paid by related parties	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(990)	1,233	-

Net Cash Provided (Used) by Operating Activities	(12,711)	(11,846)	(69,942)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(72,139)

Net Cash Provided (Used) by Investing Activities	-	-	(72,139)

FINANCING ACTIVITIES
Sale of Stock	-	275	22,450
Contributed Capital	11,879	12,733	81,108
Proceeds (payment) on note payable	-	-	(8,000)
Proceeds (payment) on shareholder loan	-	-	47,500

Net Cash Provided by Financing Activities	11,879	13,008	143,058

NET INCREASE (DECREASE) IN CASH	(831)	1,162	978

CASH POSITION, BEGINNING OF PERIOD	1,809	272	-

CASH POSITION, END OF PERIOD	$978	$1,434	$978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$-	$-	$300
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock Subscriptions Receivable	$-	$-	$-
Donated Rent	$1,800	$1,800	$8,400
Note Payable for Software Asset Purchase	$-	$-	$8,000

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
For The Period Ended March 31, 2011

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto as of June 30, 2010. Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

2.	DESCRIPTION OF THE BUSINESS

Cyber Informatix, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $(158,480) as of March 31, 2011. The fiscal year end of the Company is June 30. The company was incorporated September 10, 2007 under the laws of the state of Nevada as Cyber Informatix, Inc. The company was established to pursue opportunities in the pre-packaged downloadable software industry, targeting the consumer software application market. The software products are marketed exclusively via the internet and are available for download only.

The company initially purchased software and source code assets via an asset purchase agreement on September 30, 2007. The website has been further developed to accommodate multi-payment applications and functions as a user-friendly e-commerce business. The software products are available via download online at www.cyberinformatix.com and www.personalelectronicorganizer.com .

3.	CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. On September 28, 2007, the Company issued a total of 4,500,000 shares of its common stock to its founders for total cash proceeds of $4,500. On June 30, 2008, the Company issued a total of 945,000 shares of its common stock to nineteen individuals residing outside the U.S. for total proceeds of $9,450. On June 30, 2009, the Company issued a total of 150,000 shares of its common stock for total proceeds of $3,000. On September 30, 2009, the Company issued a total of 275,000 shares of its common stock for total proceeds of $5,500. As of the period ended March 31, 2011, the company had a total of 5,870,000 common shares outstanding.

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
For The Period Ended March 31, 2011

4.	RELATED PARTY TRANSACTIONS (continued)

In addition, the President of the Company, Mr. Terry G. Bowering is providing office space at his residence to conduct administrative duties to manage the company’s business. The company has deemed this space to have a value of $200 per month (rent expense) which is credited to Contributed Capital and shown on the balance sheet as Additional Paid-In Capital. During the nine months period ending March 31, 2011, Mr. Bowering contributed a total of $13,679 in additional paid-in capital to cover operating expenses. This contribution of capital does not constitute a liability.

5. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

From inception at September 10, 2007 through to March 31, 2011, the Company has incurred a total net loss of $(158,450). These factors may create uncertainty about the Company's ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sale of common stock in additional private placement share offerings expected to commence in the 2011/2012 fiscal year; (2) obtaining loans by issuing additional promissory notes to principals and/or shareholders.

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

Overview

Cyber Informatix, Inc., (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the pre-packaged downloadable software business. We are a small software design and e-commerce company in the development stage whose primary business is developing and marketing economically-priced downloadable application software via the Internet. The company was incorporated under the laws of the State of Nevada on September 10, 2007. Our telephone number is (888)205-2249 and our facsimile number is (702)926-3376. Our corporate resident agent, located in the state of Nevada, is Spiegal & Ultrera Law Firm located at 1785 E. Sahara Avenue, Suite 490, Las Vegas, Nevada 89104 (Telephone:  702.364.2200, Facsimile 702.458.2100). For the period from inception through to March 31, 2011, our total sales were $1,192 and our total accumulated net loss was $(158,480). We have no partnering, joint venture or similar such arrangements and/or commitments to enter into any such agreements.

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

CYBER INFORMATIX, INC.
(A Development Stage Company)

We generate our revenues from software downloads of our products from our website. Payment is made through our online integrated shopping cart that accepts a wide range of online payment methods, including PayPal, credit cards, and e-checks. On March 31, 2011, we had total assets of $978. Over the next 9-12 months, we intend to complete a redevelopment and upgrade of our current suite of proprietary software products to be fully compatible with new Microsoft PC operating systems standards which is currently known as “Windows 7”.  We also intend to develop more software product applications in the future to add to our current product line.

We have received a going concern opinion from our auditors which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months period ended March 31, 2011, the Company had a net loss of $(13,520) and an accumulated retained earnings deficit as at March 31, 2011 of $(158,480). The Company intends to fund operations over the next six to twelve months through improved cash flow generated from operations as well as equity financing arrangements, both of which should be sufficient to fund its capital expenditures, working capital and other cash requirements over the next six to twelve months. Please refer to Note 5, “Going Concern”, accompanying the financial statements. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Results of Operations

Overview - Quarter ended March 31, 2011

Our sales have been minimal due to the fact that we have not expended any significant funds for marketing and online advertising to drive traffic to the website.  Total sales for the three months ended March 31, 2011 were $30 compared to $0 in sales for the three months ended March 31, 2010. Gross profit, herein defined as sales less cost of sales, was $30 for the three months ended March 31, 2011, compared to $0 gross profit for the three months ended March 31, 2010. Our operating expenses, which were primary accounting, auditing, and legal costs, totaled $3,077 for the three months ended March 31, 2011 compared to operating expenses of $11,165 for the three months ended March 31, 2010. The decrease in operating expenses for the quarter, versus the same period in the previous year, was due to decreased depreciation and amortization expenses, resulting from fully depreciating the software asset in prior periods. We realized a net loss of $(3,048) for the three months ended March 31, 2011 compared to a net loss of $(11,165) for the three months period ended March 31, 2010.

Overview - Nine months ended March 31, 2011

Total sales for the nine months ended March 31, 2011 were $30 compared to $60 in sales for the nine months ended March 31, 2010. Our total operating expenses were $13,550 for the nine months ended March 31, 2011 compared to operating expenses of $28,660 for the nine months ended March 31, 2010. The decrease in operating expenses for the six months ended December 31, 2011, versus the same period in the previous year, was primarily due to decreased depreciation and amortization expense, resulting from fully depreciating the company’s software asset in the prior period. We realized a net loss of $(13,520) for the nine months ended March 31, 2011 compared to a net loss of $(28,600) for the nine months period ended March 31, 2010.

Operations Outlook

The Company's plan of operations and primary objective for the next six to twelve months is to commence and complete a software upgrade to make the software compatible with the new “Windows 7” Microsoft PC Operating System and to conduct an initial and limited launch of our Internet Search Engine Optimization Marketing campaign designed to increase traffic and generate sales on our website, www.cyberinformatix.com and www.personalelectronicorganizer.com .

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

Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to achieve profitability. Our plan of operation over the next six to twelve months period is to focus upon completing our software upgrade and commencing our marketing plan.

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

Liquidity and Capital Resources

Overview – Nine Months Ended March 31, 2011

For the nine months period ended March 31, 2011, net cash (used) by operating activities was $(12,711). Net cash (used) by operating activities for the nine months period ended March 31, 2010 was $(11,846). Cash (used) by investing activities during the nine months ended March 31, 2010 was $Nil. Net cash (used) by investing activities for the three months ended March 31, 2010 was also $Nil. Net cash provided by financing activities for the nine months ended March 31, 2011 was $11,879. Net cash provided by financing activities for the nine months period ending March 31, 2010 was $13,008. As at March 31, 2011 we had $978 in cash, compared to $1,809 as at the previous year ended June 30, 2010. We had working capital of $978 as at March 31, 2011 compared to working capital of $819 as at the previous year ended June 30, 2010.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties. As noted in Note 4 of the Consolidated Financial Statements of March 31, 2011: During the three months ended March 31, 2011, the principal shareholders provided no additional loans to the company. As of March 31, 2011, the total outstanding balance of shareholder loans was $0. During the nine months period ending March 31, 2011, Mr. Terry G. Bowering, the principal, contributed a total of $13,679 in Additional Paid-In Capital to cover operating expenses. This contribution of capital does not constitute a liability.

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

Dated:  April 25, 2011:

By:   /s/ Terry G. Bowering
Terry G. Bowering, Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer,
Chief Accounting Officer (Principal Financial Officer)
Director