Form 10-K
period 2011-06-30
Cyber Informatix, Inc.
filed 2011-09-22
CIK 1446210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number:  133-154610

CYBER INFORMATIX, INC.
(Name of small business issuer in its charter)

Nevada	22-3968194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3647 Hanna Bay, Regina, Sask., S4S 7C8, Canada
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
Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The Company's sales for the most recent fiscal year were $30.

As of June 30, 2011 the Company had 5,870,000 issued and outstanding shares of common stock.

Page i

Part I

Item 1.  Description of Our Business

General

We are a development-stage company that was organized under the laws of the State of Nevada on September 10, 2007. We develop and market pre-packaged software. For the period from inception through to the year ended June 30, 2011, our total sales were $1,192 and our accumulated net loss was $(162,928). We have no partnering, joint venture or similar such arrangements and/or commitments to enter into any such agreements.

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

Paid Internet Advertising. Though it is a directory, we consider a paid listing on Yahoo as advertising. We currently have a listing in Yahoo’s directory which we obtained for free because the category classification is not considered commercial. We may have to pay $299 per year to maintain this listing in the future. We will also consider online banner advertising on relevant industry websites such as www.tucows.com, www.download.com , and www.cnet.com .. Realistically, the cost of advertising space on these websites is prohibitive for us at this early stage. However, we will test our new version software product when ready on one of these initially, and if results are positive, we will consider raising the necessary funds in the future in order to fund a significant multi-faceted marketing plan that will include heavy exposure on these websites in particular.

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

From the date of inception, September 10, 2007 to the year ended June 30, 2011, we have had no full-time employees. Mr. Terry G. Bowering, our President and Chief Executive Officer, has contracted an outside firm for all of our software development, website design, and technical support services.  We believe that this arrangement is adequate to sustain our current level of business operations. We believe it will be necessary in the future to hire our own employees to oversee the technical development of our software products and manage customer service, as our customer base grows over the next twelve to fifteen months. No cash compensation has been awarded to, earned by or paid to Mr. Bowering for all services performed in all capacities for our company through the date of this prospectus.

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

Item 2.  Description of Property

We currently maintain our administrative offices, pursuant to a verbal arrangement, at the residence of our President and Chief Executive Officer, Mr. Terry G. Bowering, located at 3647 Hanna Bay, Regina, Sask., S4S 7C8, Canada. We have accounted for these contributed services in the amount of $200 per month by allocating $2,400 to Additional Paid-In Capital for the year ended June 30, 2011 and a total of $9,000 from the inception of the business, September 10, 2007 until year ended June 30, 2011. We anticipate continued utilization of these facilities for the foreseeable future.  The office space we currently occupy is expected to be adequate to meet our foreseeable future needs.  Our telephone number is (888)205-2249 and our facsimile number is (702)926-3376.

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

Year ended June 30, 2011:	High	Low

July 1, 2010 to June 30, 2011	$5.00	$0.30

Options and Warrants
To date, none of our outstanding shares of common stock are subject to outstanding options. We have no warrants outstanding.

Shareholders
We have registered all of the common stock held by existing security holders for resale with the exception of the shareholdings of Donald C. Jones, our former Director, President and Chief Executive Officer (officially resigned May 17, 2010), and Terry G. Bowering, our current Director, President, and Chief Executive Officer. As of June 30, 2011, there were a total of 45 holders of record of Cyber Informatix, Inc.’s common stock, with a total of 5,870,000 shares outstanding.

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

Results of Operations

Our accumulated deficit as of our year ended on June 30, 2011 was $(162,928) as compared to $(144,960) as of June 30, 2010. During the fiscal year ended June 30, 2011, the deficit increased by $(17,968). The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Our operating expenses are classified into the following categories:

▪	Professional Fees
▪	Depreciation & Amortization
▪	General Administrative Expenses
▪	Advertising and Marketing
▪	Website Design Expense
▪	Impairment of Software Expense
▪	Interest Expense

Total sales for the year ended June 30, 2011 were $30 as compared to Sales of $60 for the year ended June 30, 2010. We realized a net loss of $(17,968) for the fiscal year ended June 30, 2011, compared to a net loss of $(36,651) for the fiscal year ended June 30, 2010. Total operating expenses for the year ended June 30, 2011 were $17,998 compared to $36,711 for the year ended June 30, 2010. Our operating expenses consist of marketing & advertising, rent & utilities, depreciation & amortization, impairment of software, and general administrative expenses.

General administrative expenses refer to stock transfer agent fees, filing fees, office expenses, and other miscellaneous expenses necessary to run the business on a daily basis. These expenses in aggregate amounted to $17,998 for the year ended June 30, 2011 and $18,416 for the year ended June 30, 2010. Professional fees consist primarily of our contracted accounting, legal and audit fees. These costs amounted to $15,047 for the year ended June 30, 2011 and $15,171 for the year ended June 30, 2010.  Professional fees are attributable primarily to accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission.

Our marketing and advertising expenses for the year ended June 30, 2011 were $Nil. For the next fiscal year ended June 30, 2012, we fully anticipate that advertising and marketing expenses will need to substantially increase as we strive to generate increased sales on our e-commerce website, now that our software is fully operational. Depreciation and amortization expense charged to operations was Nil and $18,295 in 2011 and 2010, respectively. In the previous fiscal year, we had fully amortized our fixed assets (our proprietary software) and any additions, on a straight-line basis over a three year period.

We have fully expensed our website design costs which consisted of website content update, search engine development, e-commerce shopping cart integration, and graphic design. For the year ended June 30, 2011 our website design expenses were $Nil as compared to $Nil for the year ended June 30, 2010.

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

Liquidity and Capital Resources

For the year ended June 30, 2011, Net cash provided (used) by operating activities was $(15,961). Net cash provided (used) by operating activities for the year ended June 30, 2010 was $(18,184).

Net cash (used) or provided by investing activities during the year ended June 30, 2011 was $Nil. Net cash provided (used) by investing activities for the year ended June 30, 2010 was Nil. Management determined that there was no need for any significant additions to additional software, equipment or leasehold improvements during the year ended June 30, 2011.

Net cash provided by financing activities for the year ended June 30, 2011 was $14,995. Cash provided by financing activities for the year ended June 30, 2010 was $19,721.

At June 30, 2011 we had $843 in cash, compared to $1,809 as at June 30, 2010.

Working Capital

We had working capital of $246 as at June 30, 2011, compared to working capital of $819 at June 30, 2010. We have funded our business operations through a combination of available cash and cash equivalents generated from equity issuances and shareholder loans.

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

Due to our resulting operating deficit, in their report on our audited condensed financial statements for the period ended June 30, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We do not expect to incur major auditing and legal expenses in the 2011/2012 fiscal period, therefore, we expect our financial situation to substantially change over future operating quarters. However, we may still incur losses as we will be expending funds for expenses unrelated to the operation of the restaurant business such as auditing and legal expenses necessary to file our required reporting documents and to raise capital in the future as needed.

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

Our plan of operation has provided for us to: (i) begin the early stages of our marketing plan, and (ii) complete phase II of our proprietary software upgrade.

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

We anticipate undergoing further development and upgrading of our proprietary software in order to make the product more user-friendly. To accomplish this goal, we have determined that we need to add a number of navigation and Help features to our software.  With the proceeds of future share offerings, we intend to roll out an up-dated version of our personal organizer software by late 2011 or early 2012 offering free 90-day trial downloads to gauge market acceptance of the product.

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

As noted in Note 8 of the Consolidated Financial Statements of June 30, 2011:
a)	As of June 30, 2011, the total loan amount due to the shareholder was Nil (2010: Nil).
b)	During the year, the Company paid the director and officer of the Company $0 in wages. No directors’ fees were paid.

Item 7.  Financial Statements

CYBER INFORMATIX, INC.
CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2011

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cyber Informatix, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Cyber Informatix, Inc. (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and since inception on September 10, 2007 through June 30, 2011. Cyber Informatix, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Informatix, Inc. (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and since inception on September 10, 2007 through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has minimal revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Las Vegas, Nevada
September 9, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

CYBER INFORMATIX, INC.
(A Development Stage Company)
BALANCE SHEETS

	2011	2010
	June 30	June 30
CURRENT ASSETS
Cash	$843	$1,809

TOTAL CURRENT ASSETS	843	1,809

SOFTWARE AND WEBSITE
Net of Depreciation and Amortization	-	-

TOTAL ASSETS	$843	$1,809

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	597	990

TOTAL CURRENT LIABILITIES	597	990

TOTAL LIABILITIES	597	990

STOCKHOLDERS' EQUITY
Common stock; 75,000,000 shares authorized at $0.001 par value,
5,870,000 shares issued and outstanding, (Note 6)	5,870	5,870
Additional Paid In Capital	157,304	139,909
Accumulated Deficit in the development stage	(162,928)	(144,960)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	246	819

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$843	$1,809

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			From Inception
			September 10,
	Year Ended	Year Ended	2007 through
	June 30, 2011	June 30, 2010	June 30, 2011

SALES	$30	$60	956
SALES FROM RELATED PARTIES	-	-	236

TOTAL SALES	30	60	1,192

COST OF SALES	-	-	-

GROSS PROFIT	30	60	1,192

OPERATING EXPENSES

General & administrative expenses	17,998	18,416	65,889
Advertising & marketing	-	-	7,314
Website design	-	-	10,778
Impairment of software	-	-	22,774
Depreciation & amortization	-	18,295	64,365

TOTAL OPERATING EXPENSES	17,998	36,711	171,120

LOSS FROM OPERATIONS	(17,968)	(36,651)	(169,928)

OTHER INCOME (EXPENSES)
Gain on extiguishment of debt	-	-	8,204
Interest Expense	-	-	(1,204)

TOTAL OTHER EXPENSES	-	-	7,000

LOSS BEFORE INCOME TAXES	(17,968)	(36,651)	(162,928)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(17,968)	$(36,651)	(162,928)

Basic loss per share of common stock	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	5,870,000	5,778,836

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Stock		Totals
	Common Stock		Paid In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCE ON INCEPTION
September 10, 2007	-	$-	$-	$-	$-	$-

Common stock issued at $0.001
Per share, September 28, 2007	4,500,000	4,500	-	-	-	4,500

Common stock issued at $0.01
Per share, June 30, 2008	945,000	945	8,505	(9,450)	-	-

Contributed Capital	-	-	1,800	-	-	1,800

Net (Loss) for year ended
June 30, 2008	-	-	-	-	(38,523)	(38,523)

BALANCE, JUNE 30, 2008	5,445,000	$5,445	$10,305	$(9,450)	$(38,523)	$(32,223)

Contributed Capital	-	-	57,408	-	-	57,408

Common stock issued at $0.02
Per share, June 30, 2009	150,000	150	2,850	9,450	-	12,450

Net (Loss) for year ended
June 30, 2009	-	-	-	-	(69,786)	(69,786)

BALANCE, JUNE 30, 2009	5,595,000	$5,595	$70,563	$-	(108,309)	$(32,151)

Contributed Capital	-	-	64,121	-	-	64,121

Common stock issued at $0.02
Per share, September 30, 2009	275,000	275	5,225	-	-	5,500

Net (Loss) for year ended
June 30, 2010	-	-	-	-	(36,651)	(36,651)

BALANCE, JUNE 30, 2010	5,870,000	$5,870	$139,909	$-	(144,960)	$819

Contributed Capital	-	-	17,395	-	-	17,395

Net (Loss) for year ended
June 30, 2011	-	-	-	-	(17,968)	(17,968)

BALANCE, JUNE 30, 2011	5,870,000	$5,870	$157,304	$-	$(162,928)	$246

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From Inception
	Twelve Months Ended		September 10,
	June 30,		2007 through
	2011	2010	June 30, 2011
OPERATING ACTIVITIES
Net Loss	$(17,968)	(36,651)	$(162,928)
Adjustments to reconcile net loss to net cash used by
operating activities:
Gain on extinguishment of debt	-	-	(7,000)
Impairment of software	-	-	22,774
Depreciation & amortization	-	18,295	64,365
Donated Rent	2,400	2,400	9,000
Expenses paid by related parties	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(393)	(2,228)	598

Net Cash Provided (Used) by Operating Activities	(15,961)	(18,184)	(73,192)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(72,139)

Net Cash Provided (Used) by Investing Activities	-	-	(72,139)

FINANCING ACTIVITIES
Sale of Stock	-	275	22,450
Contributed Capital	14,995	19,446	84,224
Proceeds (payment) on note payable	-	-	(8,000)
Proceeds (payment) on shareholder loan	-	-	47,500

Net Cash Provided by Financing Activities	14,995	19,721	146,174

NET INCREASE (DECREASE) IN CASH	(966)	1,537	843

CASH POSITION, BEGINNING OF PERIOD	1,809	272	-

CASH POSITION, END OF PERIOD	$843	$1,809	$843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE PERIOD:
Interest	$-	$-	$300
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock Subscriptions Receivable	$-	$-	$-
Donated Rent	$2,400	$2,400	$9,000
Note Payable for Software Asset Purchase	$-	$-	$8,000

The accompanying notes are an integral part of these financial statements.

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2011

1.     DESCRIPTION OF THE BUSINESS

Cyber Informatix, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $(162,928). The fiscal year end of the Company is June 30. The company was incorporated September 10, 2007 under the laws of the state of Nevada as Cyber Informatix, Inc. The company was established to pursue opportunities in the pre-packaged downloadable software industry, targeting the personal-use software application market. The software products are distributed exclusively via the internet and are available for download only. The company intends to develop more software products in the future to add to the current product line. The company initially purchased software and source code assets via an asset purchase agreement on September 30, 2007. The website has been further developed to accommodate multi-payment applications and functions as a user-friendly e-commerce business. The software products are available via download online at www.cyberinformatix.com and www.personalelectronicorganizer.com .

2.     GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company’s accumulated deficit since inception is $(162,928). For the year ended June 30, 2011, the Company has incurred a net loss of $(17,968). The company’s current assets exceed its current liabilities by only $246. These factors may create uncertainty about the Company's ability to continue as a going concern.

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
For The Year Ended June 30, 2011

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

Depreciation
The core proprietary software source code asset has been amortized over the expected life of three years on a straight line basis. The amortization for the year ended June 30, 2010 is $Nil and the accumulated amortization is $18,295 as of June 30, 2010.

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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2011

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

5.     INTANGIBLE ASSETS

On September 30, 2007, the Company entered into an asset purchase agreement with Cyberinformatix, Inc. of Orlando, Florida, whereby the Company purchased certain assets of Cyberinformatix, Inc., that principally included the original software source code application programs, domain names, website, and associated rights for a total purchase price of $80,000, through a cash payment of $65,000 and the issuance of an interest bearing note payable for $15,000 due in one year from the date of purchase. During the year ended June 30, 2009, a Gain on Extinguishment of Debt of $8,204 was realized as a result of the re-negotiation and subsequent reduced payment in full of the principal and interest accrued on the original Note Payable. An Impairment of Software expense in the amount of $7,000 was recorded on October 1, 2008. Further, upon management’s assessment of estimated future cash flows generated from the software asset as at June 30, 2009, it was decided to permanently impair the value of the software asset in the amount of $15,774. The original software source code purchased from Cyberinformatix, Inc., a Florida corporation, (no prior or current relationship exists with Cyber Informatix Inc.), is the core of our existing product. This software asset has been  amortized over the expected life of three years on a straight line basis. The amortization for the year ended June 30, 2011 was $Nil and the accumulated amortization is $64,365 as of June 30, 2011.

6.     CAPITAL STOCK

The company currently has authorized 75,000,000 common voting shares each with a par value of $0.001. On September 28, 2007, the Company issued a total of 4,500,000 shares of its common stock to its founders for total cash

CYBER INFORMATIX, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For The Year Ended June 30, 2011

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

8.     INCOME TAXES

As of June 30, 2011, the Company had net operating loss carry forwards of approximately $162,928 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under FASB ASC 740-10. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

9.     SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were issued, and has determined there are no other subsequent events to be reported.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

Item 8B.  Other Information

None to Report.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information as of September 9, 2011.

Executive Compensation:

The following table sets forth the salaries and directors’ fees we expect to pay to our executives on an annual basis.

Person	Age	Position	Term

Mr. Terry G. Bowering	51	President, Chief Executive Officer	1 Year

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2011, our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

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

Person	Director’s Position	Stock Based Salary		*Fees		Compensation/Salary		Total
		2011	2010	2011	2010	2011	2010	2011	2010
Terry G. Bowering	President, CEO	$0	$0	$0	$0	$0	$0	$0	$0

We currently have one director. As of September 9, 2011, there are no other arrangements, standard or otherwise, with any director or officer wherein the director or officer is compensated other than as stated above.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  June 30, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

Item 13.  Exhibits

EXHIBITS

(a)       Audited Consolidated Financial Statements (included in Part 10 of this Report):

Auditor’s Report
Condensed Balance Sheets – June 30, 2011
Condensed Statements of Operations and Deficit – June 30, 2011
Condensed Statements of Cash Flows – June 30, 2011
Condensed Statement of Stockholders’ Equity – June 30, 2011
Notes to Condensed Financial Statements – June 30, 2011

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

AUDIT FEES.   The aggregate fees billed by our auditors for professional services rendered for the audits of our annual financial statements for the fiscal years ended June 30, 2011 and 2010 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended June 30, 2011 and 2010 were $10,000 and $9,270 respectively.

AUDIT RELATED FEES.  We did not incur any fees to auditors for audit related fees during the fiscal years ended June 30, 2011 and 2010.

TAX FEES.  Our fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended June 30, 2010 were $535, and anticipated to the be the same for June 30, 2011 fiscal year-end.

ALL OTHER FEES.  We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal years ended June 30, 2011 and 2010.

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

Date    September 22, 2011