Form 10-Q
period 2011-09-30
Cyber Informatix, Inc.
filed 2011-11-14
CIK 1446210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________to ___________

333-154610
(Commission file number)

CYBER INFORMATIX, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3968194
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

Suites 3701-4, 37/F
Tower 6, The Gateway, Harbour City,
Tsim Sha Tsui, Kowloon,
Hong Kong
(Address of principal executive offices)

+852 3719-9701
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]        No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $0.001 par value per share: 30,457,299 outstanding as of November 11, 2011.

CYBER INFORMATIX, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYBER INFORMATIX, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

		September 30,	December 31,
	Note	2011	2010

ASSETS

Current assets:
Cash		$10,259,523	$7,975,652
Cash restricted		-	128,518
Receivables from transfer agents, net of allowance for doubtful accounts of $143,031 and $Nil as of September 30, 2011 and December 31, 2010, respectively		8,435,059	479,535
Unrealized profits on open contracts	3	2,284,765	1,294,188
Other receivables	4	1,298,318	359,580
Trading precious metals	3	1,629,512	783,490
Prepaid expenses	5	600,381	152,859
Deferred income tax assets		434,150	425,423

Total current assets		24,941,708	11,599,245

Property and equipment, net	6	4,973,710	423,359

Intangible assets, net		1,085,560	1,182,367

Prepayment and prepaid expense - non-current	5	290,394	288,383

Due from parent company	8	-	13,981,565

Total assets		$31,291,372	$27,474,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Payable to agents and others	7	1,829,421	255,442
Customer deposits		8,198,247	4,381,609
Unrealized losses on open contracts	3	305,396	364,600
Accrued expenses and other liabilities		1,435,303	1,487,254
Income taxes payable		2,614,408	1,556,292
Deferred income tax liabilities		131,850	19,669
Due to parent company	8	508,236	-

Total current liabilities		15,022,861	8,064,866

Other liabilities:
Deferred income tax liabilities - non-current		496,523	127,540

Total liabilities		15,519,384	8,192,406

Commitments and contingencies

Shareholders’ equity
Common Stock, $0.001 par value, 75,000,000 shares authorized; 30,457,299 shares issued and outstanding	9	30,457	30,457
Additional paid-in capital		12,861,366	12,861,120
Retained earnings		2,934,152	6,443,043
Accumulated other comprehensive income		(53,987)	(52,107)

Total shareholders’ equity		15,771,988	19,282,513

Total liabilities and shareholders’ equity		$31,291,372	$27,474,919

The accompanying notes are an integral part of these interim condensed consolidated financial statements

CYBER INFORMATIX, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

		For the Nine Months Ended		For the Three Months Ended
		September 30,		September 30,
	Note	2011	2010	2011	2010

REVENUES
Trading revenue		$36,676,297	$11,041,982	$18,089,488	$4,261,785
Fair value change of precious metals		264,221	26,462	133,804	26,462

Total revenues		36,940,518	11,068,444	18,223,292	4,288,247

EXPENSES
Management fees		6,627,683	3,140,644	2,327,897	2,239,655
Trading expenses and commissions		7,864,800	1,615,271	3,818,658	707,425
Employee compensation and benefit		809,161	674,225	287,701	248,319
General and administrative expenses		904,725	129,772	342,398	46,764
Selling and marketing expenses		688,575	879,869	208,336	315,724
Bad debt expense		1,307,555	-	852,793	-
Occupancy expenses		520,682	235,632	173,623	31,640
Depreciation and amortization		376,961	146,458	178,400	51,870
Data processing and service fees		158,918	507,520	50,761	16,025

Total expenses		19,259,060	7,329,391	8,240,567	3,657,422

Other income		9,062	4,155	4,324	1,896

INCOME BEFORE INCOME TAXES		17,690,520	3,743,208	9,987,049	632,721

INCOME TAXES
Provision for income taxes		2,494,888	650,554	1,116,872	104,399
Deferred income tax provision (recovery)		471,750	(374,311)	489,392	(346,690)

		2,966,638	276,243	1,606,264	(242,291)

NET INCOME		$14,723,882	$3,466,965	$8,380,785	$875,012

OTHER COMPREHENSIVE INCOME
Foreign currency translation		(1,880)	(7,756)	1,070	17,726

COMPREHENSIVE INCOME		$14,722,002	$3,459,209	$8,381,855	$892,738

NET INCOME		$14,723,882	$3,466,965	$8,380,785	$875,012

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
Basic and Diluted	10	30,457,299	30,457,299	30,457,299	30,457,299

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and Diluted	10	$0.48	$0.11	$0.28	$0.03

The accompanying notes are an integral part of these interim condensed consolidated financial statements

CYBER INFORMATIX, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	Common Stock
					Accumulated
			Additional	Retained	Other	Total
	Number of		Paid-in	Earnings/	Comprehensive	Shareholders’
	Shares	Par Value	Capital	(Deficit)	Income	Equity
BALANCE, DECEMBER 31, 2010 (NOTE 9)	30,457,299	$30,457	$12,861,120	$6,443,043	$(52,107)	$19,282,513
Net income for the six months ended ended June 30, 2011	-	-	-	6,350,592	-	6,350,592
Foreign currency translation adjustment	-	-	-	-	(2,950)	(2,950)
Dividend declared	-	-	-	(14,005,862)	-	(14,005,862)
BALANCE, JUNE 30, 2011	30,457,299	30,457	12,861,120	(1,212,227)	(55,057)	11,624,293
Net income for the period	-	-	-	8,380,785	-	8,380,785
Foreign Currency translation adjustment	-	-	-	-	1,070	1,070
Dividend paid	-	-	-	(4,234,406)	-	(4,234,406)
Effect of reverse merger	-	-	246	-	-	246
BALANCE, SEPTEMBER 30, 2011	30,457,299	$30,457	$12,861,366	$2,934,152	$(53,987)	$15,771,988

The accompanying notes are an integral part of these interim condensed consolidated financial statements

CYBER INFORMATIX, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,723,882	$3,466,965
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized profits	(1,049,781)	(1,004,549)
Depreciation and amortization	376,961	146,458
Deferred income tax	471,750	(374,311)
Change in fair value of trading precious metals	(264,221)	(26,462)
Allowance for doubtful receivables	143,031	-
Bad debt expense	1,307,555	-
Changes in assets and liabilities:
(Increase) decrease in assets-
Restricted cash	128,518	(128,868)
Receivables from transfer agents	(9,406,110)	(903,720)
Other receivables and deposits	(938,738)	1,948,558
Precious metals	(581,801)	(335,852)
Prepaid expenses	(449,533)	145,618
Increase (decrease) in liabilities -
Payable to agents and other liabilities	1,573,979	224,284
Accrued expenses and other liabilities	(118,097)	39,903
Customer deposits	3,816,638	3,553,029
Income taxes payable	1,058,116	651,279

Net cash provided by operating activities	10,792,149	7,402,332

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,764,032)	(367,598)
Purchase of intangible assets	-	(797,864)
Due from (to) parent company	(3,750,468)	(8,007,388)
Due to a fellow subsidiary	-	941,292
Due to an affiliated company	-	644,338
Due from a director	-	1,023,911

Net cash used in investing activities	(8,514,500)	(6,563,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	-

Net cash provided by financing activities	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,222	(692)

NET INCREASE IN CASH	2,283,871	838,331

CASH, BEGINNING OF PERIOD	7,975,652	1,355,731

CASH, END OF PERIOD	$10,259,523	$2,194,062

SUPPLEMENTARY DISCLOSURES OF CASH FLOWS INFORMATION:

Interest received	$335	$282

The following non-cash investing and financing activities are included in the interim condensed consolidated financial statements:

Before the RTO, the Company declared dividends totaling $18,240,268 during the nine months ended September 30, 2011 to reduce the due from parent company account. No dividends were declared during the nine months ended September 30, 2010.

The accompanying notes are an integral part of these interim condensed consolidated financial statements

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cyber Informatix Inc. (“CII” or “the Company”) was organized under the laws of the State of Nevada on September 10, 2007, as a software design and e-commerce company. From September 10, 2007 (date of incorporation) through to the date of reverse acquisition discussed below, CII was a development stage company, engaged in the business of distributing economically-priced downloadable application software via the Internet, but with minimal operations.

On September 30, 2011, CII closed a share exchange agreement (the “Share Exchange Agreement”), with Goldenway Precious Metals Limited (“GPML”), its sole shareholder, Goldenway Investments Holding Limited (“GIHL”), and Mr. Terry G. Bowering, CII’s controlling shareholder, pursuant to which CII acquired 100% of the issued and outstanding capital stock of GPML in exchange for 24,587,299 shares of CII’s common stock, par value $0.001, which constituted 80.80% of CII’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. This transaction was recorded as a reverse merger and recapitalization ("RTO") for accounting purposes whereby the Company (the legal acquirer) is considered the accounting acquiree and GPML (the legal acquiree) is considered the accounting acquirer and the historical operations are those of the accounting acquirer. As a result of this transaction, GPML is deemed to be a continuation of the business of CII. Accordingly, the accompanying unaudited interim condensed consolidated financial statements are those of GPML. The assets and liabilities of GPML have been brought forward at their book value and no goodwill has been recognized. The historical shareholders’ equity of the Company prior to the share exchange has been retroactively restated for the equivalent number of shares received as if the share exchange occurred as of the beginning of the first period presented.

On October 26, 2011, the Board of Directors (“the Board”) mailed an Information Statement (the “Information Statement”) to its stockholders regarding corporate actions that have been approved by the Written Consent of the Majority Stockholder. The Information Statement comprised of details of reverse split as described in the Share Exchange Agreement as well as an Amendment of Certificate of Incorporation to change its name from CII to Goldenway, Inc., which would become effective following filing with the Secretary of State of the State of Nevada, which occurred following the 20th day after the mailing of the Information Statement (i.e. November 15, 2011).

GPML was incorporated in Hong Kong on April 7, 2009. GPML has obtained licenses from the Chinese Gold & Silver Exchange Society (“CGSE”) and is involved in the provision of brokerage services, dealing of precious metal contracts and trading of precious metals. Its internet trading platform provides a market for customers to trade, on a margin basis, precious metal contracts. The Company is one of CGSE’s recognized E-Trading members.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and GPML. All inter-company balances and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in GPML’s annual financial statements for the year ended December 31, 2010 (“2010 Financial Statements”) included in the Form 8-K dated October 6, 2011; except as disclosed in Note 2. They do not include certain footnote disclosures and financial information normally included in annual financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited financial statements and notes included in GPML’s 2010 Financial Statements.

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	over the lease terms
Computer equipment	4 years
Motor vehicle	5 years
Motor vessel	10 years

Expenditure for maintenance and repairs is charged to expense as incurred. Additions, renewals and betterments are capitalized.

The gain or loss on disposal of property and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the unaudited interim condensed consolidated statements of operation and comprehensive income.

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with FASB ASC 260 “Earnings Per Share”. FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding warrants to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The Company does not have any securities that may potentially dilute the basic earnings per share.

Recently Adopted Accounting Standards

In December 2010, the Financial Accounting Standard Board (“FASB”) issued the amendment “Disclosure of supplementary pro forma information for business combinations”. The FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendment became effective for the Company on January 1, 2011. The adoption of this amendment did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Standards (continued)

In December 2010, the FASB issued ASU 2010-28 “when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. The FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. This guidance became effective for the Company on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its interim condensed consolidated financial statements.

In June, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s interim condensed consolidated financial statements.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles Goodwill and Other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its unaudited interim condensed consolidated financial statements.

Foreign exchange rates used:

	September 30,	December 31,	September 30,
	2011	2010	2010

Period end H.K. Dollar/U.S. Dollar exchange rate	7.7840	7.7810	7.7599
Average H.K Dollar/U.S. Dollar exchange rate	7.7858	7.7686	7.7707

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 3. FAIR VALUE MEASUREMENT

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements on a Recurring Basis
	At September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Unrealized profits on open contracts	$2,284,765	$-	$-	$2,284,765
Trading precious metals	1,629,512	-	-	1,629,512

Total	$3,914,277	$-	$-	$3,914,277
Liabilities:
Unrealized losses on open contracts	$305,396	$-	$-	$305,396

	Fair Value Measurements on a Recurring Basis
	At December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Unrealized profits on open contracts	$1,294,188	$-	$-	$1,294,188
Trading precious metals	783,490	-	-	783,490

Total	$2,077,678	$-	$-	$2,077,678
Liabilities:
Unrealized losses on open contracts	$364,600	$-	$-	$364,600

Level 1 Financial Assets

The Company has open spot contracts and investment in gold and silver that are Level 1 financial instruments and are recorded based upon listed or quoted market rates. The open spot contracts are recorded in Unrealized profits on open contracts and Unrealized losses on open contracts; the investments in gold and silver are recorded in Trading precious metal.

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 4. OTHER RECEIVABLES

Other receivables consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deposit in Hantec Bullion Limited	$474,626	$216,525
CGSE rebate receivable	823,692	143,055

	$1,298,318	$359,580

The Company performs its own trading of precious metal contracts through Hantec Bullion Limited (“Hantec”), a private precious metal trading company in Hong Kong. All the deposit with Hantec can be used for future trading or withdrawn at the Company’s discretion.

CGSE charges the Company a fee for each precious metal trading transaction and issues rebates based on the transaction volume.

Note 5 . PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Prepaid expenses	$890,775	$441,242
Represented by:
Prepaid expenses - current	$600,381	$152,859
Prepaid expenses – non-current	290,394	288,383
	$890,775	$441,242

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 6. PROPERTY AND EQUIPMENT

Property and equipment, including leasehold improvements, consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Office equipment	$20,202	$16,907
Computer equipment	387,461	285,007
Leasehold improvements	358,828	224,869
Furniture and fixtures	42,626	37,196
Motor vehicle	79,945	-
Motor vessel	4,505,975	-
	5,395,037	563,979
Less: Accumulated depreciation and amortization	(421,327)	(140,620)

Property and equipment, net	$4,973,710	$423,359

Depreciation expense was $146,321 and $280,631 for the three and nine months ended September 30, 2011, respectively (September 30, 2010 - $51,870 and $114,320).

Note 7. PAYABLE TO AGENTS AND OTHERS

Payable to agents and others consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Commissions payable to agents	$1,304,928	$226,978
Withdrawals requested by customers	481,263	18,523
Other vendors	43,230	9,941

	$1,829,421	$255,442

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 8. RELATED PARTIES TRANSACTIONS AND BALANCES

The Company has engaged in related party transactions with certain major stockholders, directors and officers of the Company as described below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that could prevail in arm’s length transactions.

Entities under common control are:

Entities	Business	Relationship
ICICLE Technology Limited (“ICICLE”)	Information Technology (“IT”) services	Affiliated Company – Controlled by Mr. Hao Tang
Shenzhen Gateway Technology Limited (“Gateway”)	IT services	Affiliated Company – Controlled by Mr. Hao Tang
GIHL	Investment	Parent Company
Goldenway Investments (HK) Limited (“HK”)	Securities and futures broker	Sister Company
Mr. Hao Tang	NA	Officer

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 8. RELATED PARTIES TRANSACTIONS AND BALANCES (Continued)

●  ICICLE

During the three and nine months ended September 30, 2011, the Company paid $Nil and $Nil (September 30, 2010 - $Nil and $475,675) for IT service fee to ICICLE, respectively and recorded the expenses as a data processing and service fee under the unaudited interim condensed consolidated statements of operations and comprehensive income.

●  Gateway

During the three and nine months ended September 30, 2011, the Company paid $5,346 and $37,451 (September 30, 2010 - $32,175 and $64,314) IT service fee to Gateway, respectively, and recorded the expenses as data processing and service fee under the unaudited interim condensed consolidated statements of operations and comprehensive income. As of September 30, 2011, the Company prepaid $123,115 to Gateway for future IT services (December 31, 2010 - $32,130).

●  GIHL

A management fee agreement between the Company and GIHL provides management services charges to the Company based on the actual operating costs incurred by GIHL plus a mark-up rate on certain operation costs. The management fee shall be payable on monthly basis or on demand after a provision of service by GIHL.

During the three and nine months ended September 30, 2011, the Company incurred $2,327,897 and $6,627,683 management fee to GIHL, respectively (September 30, 2010 - $2,239,655 and $3,140,644). As of September 30, 2011, the Company has $508,236 (December 31, 2010 – receivable of $13,981,565) payable due to GIHL.

During the three and nine months ended September 30, 2011, the Company declared dividend on the 100,000,000 shares issued to GIHL before the reverse acquisition, totaling of $4,234,406 and $18,240,268 (December 31, 2010 - $Nil), respectively.

●  HK

During the three and nine months ended September 30, 2011, the Company paid $173,226 and $520,180 (September 30, 2010 - $173,747 and $521,187) for consultancy fee to HK, respectively for marketing and advertising services.

●  Mr. Hao Tang

Mr. Hao Tang, the major shareholder and an officer of the Company, has a trading account on the Company’s trading platform as of September 30, 2011. No trading activities were made by Mr. Tang during the three and nine months ended September 30, 2011. The related deposit balance in Mr. Tang’s trading account as of September 30, 2011 was $Nil (December 31, 2010 - $56,857).

All balances with related parties are unsecured, non-interest bearing and have no fixed terms of repayments.

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 9. STOCKHOLDERS’ EQUITY

On September 30, 2011, the Company acquired GPML from its sole shareholder, GIHL, whereby the Company acquired 100% of the issued and outstanding capital stock of GPML, in exchange for 24,587,299 shares of the Company’s common stock, par value $0.001, which constituted 80.80% of the issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of transactions contemplated by the Share Exchange Agreement. As a result, the Company’s common shares that are issued and outstanding will increase to 30,457,299 shares.

The 24,587,299 shares exchanged were issued and outstanding given the effectiveness of the Share Exchange Agreement on September 30, 2011. The actual issuance of the share are dated October 18, 2011.

The following is a reconciliation of the restatement of the Company’s common stock and additional paid-in capital as of December 31, 2010 as a result of the RTO:

	Common Stock
			Additional
	Number of		Paid-in
	Shares	Par Value	Capital

BALANCE, DECEMBER 31, 2010	100,000,000	$12,891,577	$-

Common stock of GWPL exchanged for
Common stock of CII	(100,000,000)	(12,891,577)	12,891,577

Common stock of CII issued for common stock of GWPL	24,587,299	24,587	(24,587)

Common Stock of CII upon RTO	5,870,000	5,870	(5,870)

BALANCE, DECEMBER 31, 2010	30,457,299	$30,457	$12,861,120

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 10. EARNINGS PER SHARE

Earnings per share (“EPS”) information for the nine and three months ended September 30, 2011 and 2010 were determined by dividing net income attributable to the shareholders for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of September 30, 2011 and 2010, the Company did not have any securities that may potentially dilute the basic earnings per share.

	Nine Months Ended		Three Months Ended
	September 30		September 30
Numerator	2011	2010	2011	2010
Net income attributable to common shareholders	$14,723,882	$3,466,965	$8,380,785	$875,012

Denominator
Weighted average shares of common stock	30,457,299	30,457,299	30,457,299	30,457,299

Basic and diluted earnings per common stock	$0.48	$0.11	$0.28	$0.03

Note 11. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2013. Future annual minimum lease payments, including maintenance and management fee, for non-cancellable operating leases, are as follows:

2012	$527,530
2013	51,397

$578,927

Note 12. REGULATORY REQUIREMENTS

The Company, as a member of CGSE, is subject to working capital and asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 and the minimum required assets are $643,000. The Company was in compliant with the requirements as at September 30, 2011 and 2010.

As of September 30, 2011, the Company has $10,259,523 and $1,629,512 on cash and trading precious metals, respectively (December 31, 2010 - $7,975,652 and $783,490).

The Company’s total assets is $31,291,372 as of September 30, 2011 (December 31, 2010 - $27,474,919).

CYBER INFORMATIX, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Note 13. SUBSEQUENT EVENTS

On June 13, 2011, Goldenway Precious Metals entered into a letter of interest, or LOI, with the shareholders of Voltrex Limited, or Voltrex, a company registered under the laws of England, which engages in the provision of foreign exchange brokerage services. The LOI entitled us to purchase 125,795 shares of Voltrex, representing 90.5% of the outstanding shares of Voltrex, for approximately £1,301,978 (approximately, $2,076,134), or £11 (approximately, $17) per share.. During the nine months ended September 30, 2011, 9.5% of the outstanding shares of Voltrex were acquired by Goldenway Investments and, in connection with this purchase and the pending acquisition by Goldenway Precious Metals, Voltrex changed its name to Goldenway Voltrex Investments Limited, or Goldenway Voltrex. On September 16, 2011, Goldenway Precious Metals received the approval of the London Financial Services Authority to complete the acquisition on November 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

Special Note Regarding Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, factors such as: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; and changes in our relationships with customers and suppliers. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Form 8-K filed on October 6, 2011.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers its unaudited consolidated results of operation for the three months ended September 30, 2011.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Cyber Informatix, Inc., a Nevada corporation, and its wholly-owned subsidiary, Goldenway Precious Metals Limited, a Hong Kong company, or “Goldenway Precious Metals”;

  “BVI” refers to the British Virgin Islands;

  “CGSE” refers to “The Chinese Gold and Silver Exchange Society”;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “Goldenway Investments” or “GIHL” refers to Goldenway Investments Holdings Limited, the former sole shareholder of Goldenway Precious Metals and the Company’s new controlling stockholder;

  “Goldenway HK” refers to Goldenway Investments (HK) Limited, an entity owned and controlled by Goldenway Investments;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “Hong Kong dollar” or “HKD” refers to the legal currency of Hong Kong;

  “SEC” refers to the Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended; and

  “U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States.

Overview

We were incorporated under the laws of the State of Nevada on September 10, 2007, and through our subsidiary, Goldenway Precious Metals, we provide investors with access to the gold and silver market through our convenient and efficient 24-hour electronic trading platform and telephone transaction system where they can purchase and sell gold and silver in Hong Kong. Through Goldenway Precious Metals, we are a recognized electronics trading member of the Chinese Gold and Silver Exchange Society, or the CGSE, in Hong Kong, and hold a Type A1 License which authorizes us to engage in the electronic trading of Kilo Gold and Loco London Gold and Silver. Our trading platform provides our customers with the best price quotations on gold and silver spot contracts, on a Loco London basis, as well as information updates on the gold and silver market. We also buy gold and silver from our customers on a spot basis. Our revenue and operating profits are primarily derived from the spread of the bid and offer prices and on interest determination discussed under “Our Industry” below. Our technology allows us to set a spread into the spot price of gold and silver and to execute a transaction once the bid price of our customers meets our offer price.

Recent Development

On June 13, 2011, Goldenway Precious Metals entered into a letter of interest, or LOI, with the shareholders of Voltrex Limited, or Voltrex, a company registered under the laws of England, which engages in the provision of foreign exchange brokerage services. The LOI entitled us to purchase 125,795 shares of Voltrex, representing 90.5% of the outstanding shares of Voltrex, for approximately £1,301,978 (approximately, $2,076,134), or £11 (approximately, $17) per share. During the nine months ended September 30, 2011, 9.5% of the outstanding shares of Voltrex were acquired by Goldenway Investments and, in connection with this purchase and the pending acquisition by Goldenway Precious Metals, Voltrex changed its name to Goldenway Voltrex Investments Limited, or Goldenway Voltrex. On September 16, 2011, Goldenway Precious Metals received the approval of the London Financial Services Authority to complete the acquisition on November 1, 2011.

Results of Operations

Comparing Three Months Ended September 30, 2011 and 2010:

The following table sets forth information from our statements of operations and comprehensive income for the three months ended September 30, 2011 and 2010, in dollars:

	Three Months Ended
	September 30,		$	%
	2011	2010	Change	Change
Revenues	$18,223,292	4,288,247	13,935,045	325%
Expenses	8,240,567	3,657,422	4,583,145	125%
Other Income	4,324	1,896	2,248	128%
Income Before Income Taxes	9,987,049	632,721	9,354,328	1478%
Income taxes	1,606,264	(242,291)	1,848,555	-763%
Net Income	8,380,785	875,012	7,505,773	858%
Comprehensive Income	$8,381,855	892,738	7,489,117	839%

Revenue

Total revenue increased by $13.94 million, or 325%, to $18.22 million for the three months ended September 30, 2011, as compared to $4.28 million for the same period in 2010. This increase was primarily due to continued expansion of our customer base in the period of 2011 and the respective trading volumes.

Expenses

Expenses during the three months ended September 30, 2011, were comprised of Management fees, Trading expenses and commissions, Employee compensation and benefit, General and administrative expenses, Selling and marketing expenses, Bad debt expenses, Depreciation and amortization Occupancy expenses Data processing and service fees. Expenses increased by $4.58 million, or 125%, to $8.24 million for the three months ended September 30, 2011, as compared to $3.65 million during the same 2010 period, for the following reasons.

Management fees

Management fees increased by $0.09 million, or 4%, to $2.33 million for the three months ended September 30, 2011, as compared to $2.24 million for the same period in 2010. The increase was primarily due to an increase in staff costs incurred by Goldenway Investment during the period in 2011 in connection with its recruitment of IT maintenance and product development staff on behalf of Goldenway Precious Metals. There was a $0.59 million, or 56% increase in staff costs, primarily due to increased recruitment of IT maintenance and product development staff in order to support rapid growth in trading volumes on our e-commerce platform.

Trading expenses and commissions

Trading expenses and commissions increased by $3.11 million, or 440%, to $3.82 million for the three months ended September 30, 2011, as compared to $0.71 million for the same period in 2010. The increase was primarily due to an increase in trading volume during the 2011 period.

Employee compensation and benefit

Employee compensation and benefit increased by $0.04 million, or 16%, to $0.29 million for the three months ended September 30, 2011, as compared to $0.25 million for the same period in 2010. The increase was primarily due to an increase in the number of new employees as a result of our business expansion.

General and administrative expenses

General and administration expenses increased by $0.29 million, or 632%, to $0.34 million for the three months ended September 30, 2011, as compared $0.05 million for the same period in 2010. The increase was primarily due to the increase in audit and legal and professional fees during the 2011 period, as well as exchange loss, which was mainly driven by the translation between Hong Kong dollars to United States dollar. As the general and administration expenses increased, the exchange loss increased accordingly.

Selling and marketing expenses

Selling and marketing expenses decreased by $0.11 million, or 34%, to $0.21 million for the three months ended September 30, 2011, as compared $0.32 million in the same period in 2010. The decrease was mainly attributable to the recognition in early 2010 of $0.03 million amortization of advertising fees to our spokesman, Simon Yam. In addition, there was one-off online promotion fee of $0.04 million spent in 2010, however, no such expense incurred in 2011.

Bad debt expenses

Bad debt expenses for the three months ended September 30, 2011 amounted to $0.85 million, as compared to $Nil for the same period in 2010. The increase was primarily due to an increase in the closure and balancing of low margin accounts. In accordance with our policy, we close all customer accounts that have open positions that fall below our margin level requirement. If upon closure any such client’s total realized loss is greater than its trading account balances, a negative balance will incur to which we will make an adjustment to bring the account back to zero and such adjustment is considered uncollectible and therefore written off as bad debt.

Occupancy expenses

Occupancy expenses increased by $0.14 million, or 449%, to $0.17 million for the three months ended September 30, 2011, as compared to $0.03 million for the same period in 2010. The increase was primarily due to rent payable under a new rental agreement for an additional office location for Goldenway Precious Metals at the Harbour City Building, Tsim Sha Tsui, Hong Kong.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2011 amounted to $0.18 million, as compared to $0.05 million for the same period in 2010, primarily due to the $4.5 million acquisition by Goldenway Precious Metals of a yacht to serve our company clients.

Data processing and service fees

Data processing and service fees increased by $0.03 million, or 217%, to $0.05 million for the three months ended September 30, 2011, as compared $0.02 million for the same period in 2010. The increase was primarily due to an increase in the number of customers requiring the lease of additional proxy servers.

Income before income taxes

Income before income taxes increased by $9.35 million, or 1478%, to $9.98 million for the three months ended September 30, 2011, compared to $0.63 million for the same period in 2010. This increase was primarily attributable to our increased customer base which resulted in a $13.94 million increase in trading revenue and offset by a $4.59 million increase in total expenses during the 2011 period.

Income taxes

Income tax paid for the three months ended September 30, 2011 amounted to $1.60 million, as compared to income taxes recovered of $0.24 million for the same period in 2010, due to the substantial increase in profit during the 2011 period.

Net income

For the foregoing reasons, during the three months ended September 30, 2011, we generated a net income of $8.38 million, an increase of $7.50 million, or 858%, from $0.88 million for the same period in 2010.

Comprehensive Income

Our comprehensive income was $8.38 million for the three months ended September 30, 2011, compared with comprehensive income of $0.89 million for the same period in 2010. The balance comprised of the operating income, in the ordinary course of business, and the foreign currency transaction, which is the exchange rate fluctuations from translation of the Company from Hong Kong dollars (“HKD”), our functional currency, to United States dollars (“USD”), our reporting currency.

Comparison of Nine Months Ended September 30, 2011 and 2010:

The following table sets forth information from our statements of operations and comprehensive income for the nine months ended September 30, 2011 and 2010, in dollars:

	Nine Months Ended
	September 30,		$	%
	2011	2010	Change	Change
Revenues	$36,940,518	11,068,444	25,872,074	234%
Expenses	19,259,060	7,329,391	11,929,669	163%
Other Income	9,062	4,155	4,907	118%
Income Before Income Taxes	17,690,520	3,743,208	13,947,312	373%
Income taxes	2,966,638	276,243	2,690,395	974%
Net Income	14,723,882	3,466,965	11,256,917	325%
Comprehensive Income	$14,722,002	3,459,209	11,262,793	326%

Revenue

Total revenue increased by $25.87 million, or 234%, to $36.94 million for the nine months ended September 30, 2011, compared to $11.07 million for the same period in 2010. This increase is mainly attributable to significant increase in number of customers as well as higher retail trading volumes during 2011.

Expenses

Expenses during the nine months ended September 30, 2011, were comprised of Management fees, Trading expenses and commissions, Employee compensation and benefit, General and administrative expenses, Selling and marketing expenses, Bad debt expenses, Depreciation and amortization Occupancy expenses Data processing and service fees. Expenses increased by $11.93 million, or 163%, to $19.26 million for the nine months ended September 30, 2011, as compared to $7.33 million during the same 2010 period, for the following reasons.

Management fees

Management fees increased by $3.49 million, or 111%, to $6.63 million for the nine months ended September 30, 2011, as compared to $3.14 million for the same period in 2010. The increase was mainly attributable to an increase in entertainment and staff costs incurred by Goldenway Investments during the period in 2011 in connection with its business development activities and recruitment of IT maintenance and product development staff on behalf of Goldenway Precious Metals. There was a $0.19 million, or 38% increase in entertainment expenses in connection with business development activities, and a $3.04 million, or 200% increase in staff costs, primarily due to increased recruitment of IT maintenance and product development staff in order to support repaid growth in trading volumes on our e-commerce platform.

Trading expenses and commissions

Trading expenses and commissions increased by $6.25 million, or 387%, to $7.86 million for the nine months ended September 30, 2011, as compared to $1.61 million for the same period in 2010. The increase was primarily due to the increase of customer trading volume.

Employee compensation and benefit

Employee compensation and benefit increased by $0.13 million, or 20%, to $0.81 million for the nine months ended September 30, 2011, as compared to $0.68 million for the same period in 2010. The increase was primarily due to an increase in the number of new employees as a result of our business expansion.

General and administrative expenses

General and administrative expenses increased by $0.77 million, or 597%, to $0.90 million for the nine months ended September 30, 2011, as compared to $0.13 million for the same period in 2010. The increase was primarily due to the increase in audit and legal and professional fees as well as exchange loss, which was mainly driven by the translation between Hong Kong dollars to United States dollar. As the general and administration expenses increased, the exchange loss increased accordingly.

Selling and marketing expenses

Selling and marketing expenses decreased by $0.19 million, or 22%, to $0.69 million for the nine months ended September 30, 2011, compared to $0.88 million for the same period in 2010. The decrease was primarily due to the amortization of advertising fee for the two nine-month contracts with our spokesman, Simon Yam, which was signed in late 2009. The balance of the spokesman fee, of approximately $0.07 million, was realized as an expense for the nine months ended September 30, 2010. The decrease was also due to a reduction in cost related to internet restructuring and business promotion for the current period.

Bad debt expenses

Bad debt expenses for the nine months ended September 30, 2011 amounted to $1.31 million, as compared to $Nil for the same period in 2010. The increase was primarily due to an increase in the closure and balancing of low margin accounts. In accordance with our policy, we close all customer accounts that have open positions that fall below our margin level requirement. If upon closure any such client’s total realized loss is greater than its trading account balances, a negative balance will incur to which we will make an adjustment to bring the account back to zero and such adjustment is considered uncollectible and therefore written off as bad debt.

Occupancy expenses

Occupancy expenses increased by $0.28 million, or 121%, to $0.52 million for the nine months ended September 30, 2011, compared to $0.24 million for the same period in 2010. The increase was primarily due to our entry into a new lease agreement for two new offices located in Hong Kong.

Depreciation and amortization

Depreciation and amortization increased by $0.23 million, or 157%, to $0.37 million for the nine months ended September 30, 2011, as compared to $0.14 million for the same period in 2010. This increase was primarily due to the acquisition of a motor vehicle and a yacht during the 2011 period to serve our company clients.

Data processing and service fees

Data processing and service fees decreased by $0.35 million, or 69%, to $0.16 million for the nine months ended September 30, 2011, as compared $0.51 million for the same period in 2010. The net decrease was primarily attributable to the decrease in IT service fees paid to ICICLE, of approximately $0.47 million as the service agreement was terminated since April 2010 and increase in number of customers which caused the increase in rental fee for the occupation of more proxy servers for the period.

Income before income taxes

Income before income taxes increased by $13.94 million, or 373%, to $17.69 million for the nine months ended September 30, 2011, as compared to $3.75 million for the same period in 2010. This increase was primarily attributable to our increased customer base which resulted in a $25.87 million increase in trading revenue and offset by a $11.93 million increase in total expenses during the 2011 period.

Income taxes

Income tax expenses increased by $2.69 million, or 974%, to $2.97 million for the nine months ended September 30, 2011, compared to $0.28 million for the same period in 2010, due to a substantial increase in trading revenue in 2011.

Net income

During the nine months ended September 30, 2011, for the foregoing reasons, we generated a net income of $14.72 million, an increase of $11.26 million, or 325%, from $3.46 million for the same period in 2010.

Comprehensive Income

Our comprehensive income was $14.73 million for the nine months ended September 30, 2011, compared with comprehensive income of $3.46 million for the same period in 2010. The balance comprised of the operating income, in the ordinary course of business, and the foreign currency transaction, which is the exchange rate fluctuations from translation of the Company from Hong Kong dollars, our functional currency, to United States dollars, our reporting currency.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $10.26 million, primarily consisting of cash on hand. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our stockholders.

	Nine Months Ended
	September 30,		December 31,
	2011	2010	2010	2009
Net cash provided by (used in) operating activities	$10,792,149	$7,402,332	$11,789,095	$(875,325)
Net cash used in investing activities	(8,514,500)	(6,563,309)	(14,164,523)	(1,638,826)
Net cash provided by financing activities	-	-	9,020,619	3,870,958
Effects of exchange rate change in cash	6,222	(692)	(25,270)	(1,076)
Net increase in cash and cash equivalents	2,283,871	838,331	6,619,921	1,355,731
Cash and cash equivalent at beginning of the period	7,975,652	1,355,731	1,355,731	-
Cash and cash equivalent at end of the period	$10,259,523	$2,194,062	$7,975,652	$1,355,731

As a member of the CGSE, the Company, is subject to working capital and minimum asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 and the minimum required asset is $643,000. The Company was in compliance with these requirements as of September 30, 2011 and 2010.

As of September 30, 2011, the Company had $10.26 million in cash and $1.63 million in gold and silver, $7.98 million and $0.78 million, respectively, as at December 31, 2010. As at September 30, 2011 and December 31, 2010, the Company had $31.29 million and $27.47 million, respectively, in total assets.

Operating activities

Net cash provided by operating activities was $10.79 million for the nine months ended September 30, 2011, as compared to $7.40 million for the same period in 2010, an increase of $3.39 million. The increase was due to $11.26 million higher net income and $7.87 million lower adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30, 2011 compared to the same period in 2010. The lower adjustments to reconcile net income to net cash provided by operating activities was due to an increase in accounts receivables from transfer agents of $9.41 million for the nine months ended September 30, 2011, compared to $0.90 million for the same period in 2010. Other receivables was an increase of $0.94 million for the nine months ended September 30, 2011, compared to a decrease of $1.95 million for the same period in 2010. Customer deposits increased by $3.82 million for the nine months ended September 30, 2011, versus $3.55 million for the same period in 2010, and income taxes payable increased of $1.06 million for the nine months ended September 30, 2011 as compared to an increase of $0.65 million for the same period in 2010.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $8.51 million, compared to cash used in investing activities was $6.56 million for the same period of 2010, an increase of $1.95 million. The reason for the increase in cash provided by was a $4.51 million for the first installment paid for a motor vessel used by the Company during the nine months ended September 30, 2011, compared to $Nil for the same period of 2010. There was also an increase of $ 3.75 million due from related party in the nine months ended September 30, 2011, compared to an increase of $5.40 million due from related party for the same period of 2010.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2011, the Company has an accumulated surplus of $2.93 million and a positive working capital of $9.92 million.

The Company has in the past generated, and continues to generate net income and positive cash flows from operations. Management’s focus for 2011 and beyond is to expand its customer base and generate additional revenue and positive cash flow to the Company. In addition, management will closely monitor the use of funds on discretionary expenditures. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Financing activities

There were no financing activities for the nine months ended September 30, 2011 and for the same period of 2010.

Operating lease commitments

The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2013. Future annual minimum lease payments, including maintenance and management fee, for non-cancellable operating leases, are as follows:

2012	$527,530
2013	51,397

$578,927

Obligations under Material Contracts

In addition to our lease obligations above, we have payment obligations under the following agreements:

  Pursuant to a Software Development Contract dated March 26, 2010, between Goldenway Precious Metals and Shenzhen Gateway Technology Co. Ltd., a PRC-based IT services provider in which our CEO, Hao Tang, holds a 29% equity interest, we are obligated to pay fees to Gateway in exchange for IT maintenance services. As of September 30, 2011, we were obligated to pay $0.32 million in IT maintenance fees to Gateway under this agreement.

  Pursuant to a management fee agreement, dated January 1, 2010, between Goldenway Precious Metals and Goldenway Investments, its former parent and now our controlling stockholder, Goldenway Investments provides management services to Goldenway Precious Metals in exchange for management fees based on the actual operating cost incurred by Goldenway Investments. The management fee is payable on an annual basis or on demand after provision of management services by Goldenway Investments.

  Pursuant to a Client Agreement, dated September 23, 2011, Goldenway Investments’ Hong Kong subsidiary, Goldenway Investment (HK) Limited, or Goldenway HK, we are obligated to pay consulting fees to Goldenway HK for marketing and advertising services.

Off-Balance Sheet Arrangements

Neither us, nor any of our subsidiaries has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

Basis of Accounting

We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect our reporting of, among other things, assets and liabilities, contingent assets and liabilities and revenues and expenses. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and other factors that we believe to be relevant under the circumstances. Since our financial reporting process inherently relies on the use of estimates and assumptions, our actual results could differ from our expectations. This is especially true with some accounting policies that require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our audited consolidated financial statements because they involve the greatest reliance on our management’s judgment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in these estimates are recorded when known.

Significant estimates made by management include:

  Valuation of assets and liabilities requiring fair value estimates;

  The allowance for doubtful accounts and bad debt expense;

  The realization of deferred tax assets;

  Useful lives of property and equipment;

  The carrying amount of intangible assets and the amortization period of intangible assets with definite lives;

  Future cash flows associated with impairment testing for tangible and intangible assets; and

  Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue is derived from our managed flow activities between our retail customers, where we act as the counterparty to our customers’ trades. Revenue is recognized in accordance with the standard, “Revenue Recognition ("Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition”). The Company generates revenue from trading precious metal spot contracts. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Precious metal price contracts generally involve the settlement of precious metal prices at market rates. Profits or losses are realized when customer transactions are liquidated. Unrealized profits or losses on open contracts are revalued at prevailing precious metal price (the difference between contract price and market price) at the date of the Balance Sheets are included in unrealized profits and losses, respectively, on the Balance Sheets. The Company is also engaged in trading of precious metal price contracts with other trading companies.

The Company also holds physical precious metals for trading. The precious metals were marked to market at each year end date. The changes in fair value of these precious metals are recorded as fair value change of precious metals on the Statements of Operations and Comprehensive Income.

Unrealized gains/losses on open contracts revalued at prevailing precious metal price (the difference between contract price and market price) at the dates of the balance sheets are included in unrealized profits/losses on open contracts.

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for 2010 or 2009.

Cash and cash equivalents

Cash is comprised of cash on hand and unrestricted deposits. Cash equivalents include highly liquid investments with maturies of three months or less when purchased. Cash equivalents are recorded at fair value.

Restricted Cash

Restricted cash represents security deposits withheld by an unrelated precious metal trading company with which the Company opened a trading account.

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for cash, restricted cash, receivable from transfer agents, due from (to) related parties, due from director, other receivables, payables to brokers and others and accrued expenses qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The standard establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by the standard are as follows:

Level 1

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2

Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

Receivables from Transfer Agents

The Company has agreements with several payment transfer agents who assist the customers to transfer funds to their trading accounts with the Company. The receivables from transfer agents represent funds collected by the agents from the customers and to be remitted to the Company.

Allowance for Doubtful Accounts

The Company records an increase in the allowance for doubtful accounts when the prospect of collection become doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts.

Unrealized Profits or Losses on Open Contracts

Unrealized profits or losses on open contracts revalued at prevailing precious metal price (the difference between contract price and market price) at the date of balance sheets are included in unrealized profits or losses on open contracts.

Trading Precious Metals

The Company holds physical precious metals for trade. The precious metals were marked to market at each balance sheet date.

Prepaid Expenses

The Company records goods and services paid for but not to be received until a future date as prepaid assets. These include payments for advertising and occupancy related expenses. Any prepaid expense to be realized beyond the next 12 months is classified as long-term.

Property and Equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	over the lease terms
Computer equipment	4 years
Motor vehicle	5 years
Motor vessel	10 years

Expenditure for maintenance and repairs is charged to expense as incurred. Additions, renewals and betterments are capitalized.

The gain or loss on disposal of property and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the unaudited interim condensed consolidated statements of operation and comprehensive income.

Reporting Currency and Foreign Currency Translation

As of September 30, 2011 and December 31, 2010, the accounts of the Company are maintained in their functional currency, HKD. The financial statements of the Company have been translated into USD in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Company are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the statements of income and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

Intangible Assets

The standard, “Intangibles — Goodwill and Other”, requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite. The Company has two membership licenses issued by CGSE to trade precious metal price contracts and physical precious metals. The licenses are determined to have indefinite useful lives.

The Company compares the recorded value of its indefinite life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicates that an impairment may have occurred.

The Company accounts for costs to acquire its trading platform and related software in accordance with the standard, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The standard requires that such technology be capitalized in the application and infrastructure development stages. Costs related to training, administration and non-value-added maintenance are charged to expense as incurred. Capitalized software development costs are being amortized over the useful life, which the Company has estimated at 5 years.

Long-Lived Assets

In accordance with the standard, “Property, Plant and Equipment”, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such an asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. The Company has identified no such impairment losses.

Asset Retirement Obligations

In accordance with the standard, “Asset Retirement Obligations”, the Company recognizes an estimated liability for future costs associated with the restoration of the leased office space. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time the leasehold improvements are acquired. The increase in carrying value is included in property and equipments in the accompanying balance sheets. The Company depreciates the amount added to the related leasehold improvements and recognizes expense in connection with the accretion of the discounted liability over the remaining lease term.

Payable to Agents and Others

Payable to agents and others represents commission payable to agents, withdrawals requested by customers and other payables to various vendors.

Customer Deposits

Customer deposits include amounts due on cash and margin transactions. These transactions include deposits adjusted for gains or losses arising from settled trades in customer accounts.

Unrealized Profits or Losses on Open Contracts

Unrealized profits or losses on open contracts revalued at prevailing precious metal price (the difference between contract price and market price) at the date of balance sheets are included in unrealized profits or losses on open contracts.

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income, consists of foreign currency translation from the Company`s functional currency, HK$, to reporting currency, U.S. dollars.

Income Taxes

The Company utilizes the standard, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of the interpretation, "Accounting for Uncertainty in Income Taxes”. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with FASB ASC 260 “Earnings Per Share”. FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding warrants to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The Company does not have any securities that may potentially dilute the basic earnings per share.

Statement of Cash Flows

In accordance with the standard, "Statement of Cash Flows," cash flows from the Company’s operations are calculated based upon the local currencies translated at the weighted average exchange rate for the year. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Management Risk

In the normal course of business, the Company executes precious metal contracts with its customers upon request on a margin basis. In connection with these activities, the Company acts as the counterparty. The Company seeks to manage its market risk by entering into offsetting contracts with other precious metal contract trading companies, if necessary, also on a margin basis. The Company seeks to control the credit risks associated with its customers’ activities by requiring its customers to maintain margin collateral. The trading platform does not allow customers to enter into trades if sufficient margin collateral is not on deposit with the Company.

Accounting Principles Recently Adopted

In December 2010, the FASB issued the amendment “Disclosure of supplementary pro forma information for business combinations”. The FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 16, 2010. Early adoption is permitted. The Company does not believe adoption will have any impact on its financial statements.

In December 2010, the FASB issued ASU 2010-28 “when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. The FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe adoption will have any impact on its financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard results in a common requirement between the FASB and the International Accounting Standards Board (“IASB”) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company is currently assessing whether the adoption of ASU 2011-04 will have a material impact on its unaudited interim condensed consolidated financial statements.

In June, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles Goodwill and Other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its unaudited interim condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of Mr. Tang Hao and Mr. Chan Yue Yuen, our Chief Executive Officer and Chief Financial Officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this assessment, Messrs. Hao and Yuan determined that, as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective for the reason set forth below.

During their review of our internal control over financial reporting during the nine-month period ended September 30, 2011, our management, including Messrs. Hao and Yuan, determined that there was a material weaknesses in our internal control over financial reporting because of our lack of sufficient accounting personnel with U.S. GAAP expertise. Management is currently seeking for and plans to establish an audit committee and appoint qualified personnel as soon as possible to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended September 30, 2011, such as to contain a material misstatement.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On June 13, 2011, Goldenway Precious Metals entered into an LOI, with the shareholders of Voltrex, a company registered under the laws of England, which engages in the provision of foreign exchange brokerage services. The LOI entitled us to purchase 125,795 shares of Voltrex, representing 90.5% of the outstanding shares of Voltrex, for approximately £1,301,978 (approximately, $2,076,134), or £11 (approximately, $17) per share. During the nine months ended September 30, 2011, 9.5% of the outstanding shares of Voltrex were acquired by Goldenway Investments and, in connection with this purchase and the pending acquisition by Goldenway Precious Metals, Voltrex changed its name to Goldenway Voltrex Investments Limited. On September 16, 2011, Goldenway Precious Metals received the approval of the London Financial Services Authority to complete the acquisition on November 1, 2011.

We have no other information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2011

CYBER INFORMATIX, INC.

By: /s/ Hao Tang
Hao Tang, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Yue Yuen Chan
Yue Yuen Chan, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)