Form 10-K
period 2011-12-31
Goldenway, Inc.
filed 2012-03-29
CIK 1446210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-154610

GOLDENWAY, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3968194
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suites 3701-4, 37/F
Tower 6, The Gateway, Harbour City,
Tsim Sha Tsui, Kowloon,
Hong Kong
(Address of principal executive offices)

852-3719-9399
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]                                No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]                                No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]                                No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]                                No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]                                No [   ]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $2,120,016. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 14,660,029 outstanding as of March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Goldenway, Inc. (formerly, Cyber Informatix, Inc.), a Nevada corporation, and its wholly-owned subsidiaries, (i) Goldenway Precious Metals Limited, a Hong Kong company, or “Goldenway Precious Metals”; and (ii) Goldenway Global Investments (UK) Limited, a United Kingdom company or “Goldenway UK”;
  “BVI” refers to the British Virgin Islands;
  “CGSE” refers to “The Chinese Gold and Silver Exchange Society”;
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
  “Goldenway Investments” refers to Goldenway Investments Holdings Limited, the former sole shareholder of Goldenway Precious Metals and the Company’s 71% majority stockholder;
  “Goldenway HK” refers to Goldenway Investments (HK) Limited, an entity owned and controlled by Goldenway Investments;
  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
  “Renminbi” and “RMB” refer to the legal currency of China;
  “SEC” refers to the Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended; and
  “U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States.

PART I

ITEM 1. BUSINESS

Business Overview

Through our subsidiary, Goldenway Precious Metals, we are a recognized electronics trading member of the Chinese Gold and Silver Exchange Society, or the CGSE, in Hong Kong, and hold a Type AA License which authorizes us to engage in the electronic trading of Kilo Gold and Loco London Gold and Silver. We also engage in the provision of foreign exchange brokerage services in the United Kingdom through our newly acquired subsidiary, Goldenway UK.

We provide precious metals spot contract trading services via our 24-hour electronic trading platform and telephone transaction system in Hong Kong. Our electronic trading platform provides our customers with CGSE price quotations on gold and silver spot contracts, on a Loco London basis, as well as information updates on the gold and silver market, based on an evaluation of third-party market pricing sources such as M-Finance and Bloomberg. In addition to our retail customers, we also trade spot contracts of precious metals with other third-party providers of spot contract services in Hong Kong, and we purchase gold products from walk-in customers on a spot basis for conversion into bullion. See details regarding our services under the “Our Products, Services and Customers” heading in this report.

We face daily fluctuations in the price of gold and silver, foreign exchange rates, as well as interest rates. Although we have not done so since incorporation, through our client agreement with Goldenway HK, an entity owned and controlled by Goldenway Investments, our majority stockholder, we may engage in the trade of futures contracts and other derivative instruments to hedge against these market risks. Goldenway HK holds Type 1 and Type 2 licenses approved by the Securities and Futures Commission, SFC, which enables Goldenway HK to deal in futures contracts as defined under Hong Kong’s Securities and Futures Ordinance, SFO. Through our client agreement we are also able to ensure our ability to cover any excess customer demand for gold and silver.

Our revenue from our electronic trading platform trading spot contracts of precious metals is derived from the difference between the customer’s buy and sell prices and the eventual settlement price. If we receive customers’ spot contract orders requesting physical delivery, we will meet their demands either by selling bullion from our inventory or purchasing the bullion from a third-party bullion provider and reselling them to our customers. Hence, our revenue from our purchase and sale of gold and silver products is earned on the resale of the resulting bullion to our customers based on the revaluation of precious metals on hand at higher prices. Our revenues increased from $18.33 million in fiscal year 2010, to $40.14 million in fiscal year 2011, representing an increase of approximately 119.0%, and our net income increased to $12.69 million in fiscal year 2011, as compared to $5.57 million in fiscal year 2010. Revenue generated from spot contracts traded on the electronic trading platform accounted for approximately 99.1% and 99.4% (including the investment loss from spot contracts) of our revenues in fiscal year 2011 and 2010, respectively, and revenue generated from gold and silver products we purchased from our walk-in customers for resale accounted for 0.4% and 0.6% of our revenues; and revenue generated from foreign exchange brokerage services, resulting 0.5% and nil of our revenues, during the respective periods.

Our principal executive offices are located at Suites 3701-4, 37/F, Tower 6, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong. The telephone number at our principal executive office is +852 3719-9399. All our transactions and the technologies, including the servers that carry out these transactions, are all executed and located in Hong Kong.

Our Corporate History and Background

We were organized under the laws of the State of Nevada on September 10, 2007, as a software design and e-commerce company. From September 10, 2007 (date of inception) through to the date of the share exchange transaction, discussed below, we were a development stage company, engaged in the business of distributing economically-priced downloadable application software via the Internet, but with minimal operations.

Acquisition of Goldenway Precious Metals

On September 30, 2011, we acquired Goldenway Precious Metals from its sole shareholder, Goldenway Investments, whereby we acquired 100% of the issued and outstanding capital stock of Goldenway Precious Metals, in exchange for 24,587,299 newly issued shares of our common stock, par value $0.001, which constituted 80.80% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of transactions contemplated by the Share Exchange Agreement. Mr. Hao Tang, our former Chief Executive Officer, is deemed to be the beneficial owner of the shares held by Goldenway Investments because Mr. Tang is the sole trustee of SMP Trustees (NZ) Limited, the sole shareholder of Goldenway Investments.

As a result of the acquisition, we have assumed the business and operations of Goldenway Precious Metals. Goldenway Precious Metals was established in April 2009 in Hong Kong to engage in the dealing and trading of precious metals and precious metals spot contracts. The company initially provided an electronic trading platform that offered one-stop electronic trading and technological support in China, but expanded its services to include the sale of gold and silver.

The acquisition of Goldenway Precious Metals was treated as a reverse acquisition, with Goldenway Precious Metals as the acquirer and Goldenway, Inc. (formerly, Cyber Informatix, Inc.) as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Goldenway Precious Metals. For accounting purposes, the acquisition of Goldenway Precious Metals has been treated as a recapitalization with no adjustment to the historical book and tax basis of its assets and liabilities.

Acquisition of Goldenway UK

On September 16, 2011, Goldenway Precious Metals received the approval of the London Financial Services Authority, or the FSA, to complete the acquisition of Goldenway UK, formerly Goldenway Voltrex Investments Limited, a company registered in the United Kingdom. On November 1, 2011, Goldenway Precious Metals acquired all of the equity interest in Goldenway UK for an aggregate purchase price of £1,447,203 (approximately 2,307,757). Goldenway Precious Metals acquired a 90.5% majority interest in Goldenway UK for £1,301,978 (approximately, $2,076,134), pursuant to a share purchase agreement with the prior shareholders of Goldenway UK, and on the same day, Goldenway Precious Metals acquired the remaining 9.5% interest in Goldenway UK from Goldenway Investments, our majority stockholder, for £145,225 (approximately $231,623). Goldenway Investments had acquired its minority interest in Goldenway UK in May 2011 at the same cost. Goldenway UK was formed on July 14, 1997, to engage in the provision of foreign exchange brokerage services in the United Kingdom. On January 9, 2012 we launched Goldenway UK’s business and operations under our management.

Our Corporate Structure

All of our business operations are conducted through our Hong Kong operating subsidiary, Goldenway Precious Metals. For ease of reference, below is a chart that presents our current corporate structure.

Our principal executive offices are located at Suites 3701-4, 37/F, Tower 6, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong. The telephone number at our principal executive office is +852 3719-9399. All our transactions and the technologies, including the servers that carry out these transactions, are all executed and located in Hong Kong.

Our Industry

In the past, investors have focused on increasing wealth through investment in stock, however, industry publications, such as those available at http://www.forbes.com/2010/06/22/investing-precious-metals-personal-finance-gold.html and at http://www.dailyfinance.com/2011/12/07/gold-stocks-are-precious-metals-still-a-safe-haven/, reflect that recent turmoil in global financial markets resulted in increased interest in the precious metals market, particularly the market for gold and silver, as a means of preserving or enhancing the value of their investments.

The Market for Gold

Investors generally buy gold as a hedge against economic, political, or social fiat currency crises (including investment market declines, burgeoning national debt, currency failure, inflation, war and social unrest). Gold has been used throughout history as money and has been a relative standard for currency equivalents specific to economic regions or countries. Many European countries implemented gold standards in the latter part of the 19th century until these were dismantled in various financial crises. The last currency to be divorced from gold was the Swiss Franc in 2000. Since 1919 the most common benchmark for the price of gold has been the London gold fixing, a twice-daily telephone meeting of representatives from five bullion-trading firms of the London bullion market. Furthermore, gold is traded continuously throughout the world based on the intra-day spot price, derived from over-the-counter gold-trading markets around the under the code "XAU". The five members of the London Gold Market Fixing Ltd. determine the price of gold twice each business day in London market. The fixing is intended to fix a price for settling contracts between members of the bullion market. On September 6, 2011, gold reached a new record high of $1,921.17 at the London Gold Fixing.

Like most commodities, the price of gold is driven by supply and demand, as well as by speculation. However, unlike most other commodities, saving and disposal plays a larger role in affecting its price than its consumption. Most of the gold ever mined still exists in accessible form, such as bullion and mass-produced jewelry, with little value over its fine weight, and may be reintroduced onto the gold market. At the end of 2006, it was estimated that all the gold ever mined totaled 158,000 tons. Given the huge quantity of gold stored above-ground compared to the annual production, industry publications available at http://www.tdcgold.com/html/eng/knowledge-story/knowledge-story-1-gold-investment.html and at http://www.articlesnatch.com/Article/Current-Global-Gold-Prices---How-The-Price-Of-Gold-Is-Fixed/881578, reflect that the price of gold is mainly affected by changes in sentiment, rather than changes in annual production. According to the World Gold Council, annual mine production of gold over the last few years has been close to 2,500 tons, approximately 2,000 of which goes into jewelry or industrial/dental production, and 500 tons of which goes to retail investors and exchange traded gold funds.

Many factors influence fluctuations in the price of gold, including the following factors:

Conduct of Central Banks – Central banks and the International Monetary Fund play an important role in the price of gold. At the end of 2004 central banks and official organizations held 19 percent of all above-ground gold as official gold reserves. The ten-year Washington Agreement on Gold (WAG), which dates from September 1999, limits gold sales by its members (Europe, United States, Japan, Australia, Bank for International Settlements and the International Monetary Fund) to less than 500 tons a year. In 2009, this agreement was extended for an additional five years, but with a smaller annual sales limit of 400 tons. Although central banks do not generally announce gold purchases in advance, some, such as Russia, have expressed interest in growing their gold reserves again as of late 2005. In early 2006, China, which only holds 1.3% of its reserves in gold, announced that it was looking for ways to improve the returns on its official reserves which has led to speculation that China might reposition more of its holdings into gold in line with other Central Banks. India has recently purchased over 200 tons of gold which has led to a surge in prices. Central banks may also affect the price of gold through interest rate policies. It is generally accepted that as interest rates rise, the general tendency is for the price of gold, which earns no interest, to fall, and as rates dip, for the gold price to rise. As a result, the price of gold can be closely correlated to central banks via the monetary policy decisions made by them related to interest rates.

Jewelry and Industrial Demand – Jewelry consistently accounts for over two-thirds of annual gold demand. India is the largest consumer in volume terms, accounting for 27% of demand in 2009, followed by China and the USA. Industrial, dentistry and medical uses account for around 12% of gold demand. Gold has high thermal and electrical conductivity properties, along with a high resistance to corrosion and bacterial colonization. Jewelry and industrial demand has fluctuated over the past few years due to the steady expansion in emerging markets of middle classes aspiring to Western lifestyles, offset by the financial crisis of 2007–2010.

Hedge Against Financial Stress – Gold, like all precious metals, may be used as a hedge against inflation, deflation or currency devaluation. As Joe Foster, portfolio manager of the New York-based Van Eck International Gold Fund, explained in September 2010: the currencies of all the major countries, including ours, are under severe pressure because of massive government deficits. The more money that is pumped into these economies –the printing of money basically – then the less valuable the currencies becomes. If the return on bonds, equities and real estate is not adequately compensating for risk and inflation then the demand for gold and other alternative investments such as commodities increases.

The Market for Silver

Silver, like other precious metals, may be used as an investment. For more than four thousand years, silver has been regarded as a form of money and store of value. In 2009, the main demand resulted from industrial applications (40%), jewelry, bullion coins and exchange-traded products. Like most commodities, the price of silver is driven by speculation and supply and demand. Compared to gold, the silver price is notoriously volatile. This is because of lower market liquidity, and demand fluctuations between industrial and store of value uses. At times this can cause wide ranging valuations in the market, creating volatility.

According to industry publications available at http://www.buyinggoldandsilver.com/language/ru-ru/prices.aspx and at http://silver.pricestoday.net/, the price of silver often tracks the price of gold due to store of value demands, although the ratio can vary. The gold/silver ratio is often analyzed by traders, investors and buyers; the average gold/silver ratio during the 20th century has been 1:47, which means that 1 troy ounce of gold would buy 47 troy ounces of silver. The lower the ratio/number, the more expensive silver is compared to gold. Conversely the higher the ratio/number, the cheaper silver is compared to gold. From September 2005 onwards, the price of silver has risen fairly steeply, being initially around $7 per troy ounce but reaching $14 for the first time by late April 2006. The monthly average price of silver was $12.61 per troy ounce during April 2006, and the spot price was around $15.78 per troy ounce on November 6, 2007. As of March 2008, it hovered around $20 per troy ounce. However, the price of silver plummeted 58% in October 2008, along with other metals and commodities, due to the effects of the credit crunch. By April 2011, silver had rebounded to reach a 31-year high hitting $49.21 per ounce on April 29, 2011 due to economic concerns about inflation and uncertainty regarding bailouts in the Eurozone.

Many factors influence fluctuations in the price of silver, including the following factors:

  Actions of Large Traders – The silver market is much smaller in value than the gold market. The London silver bullion market turns over 18 times less money than gold. With physical demand estimated at only $15.2 billion per year, it is possible for a large trader or investor to influence the silver price either positively or negatively. For example, from 1973 the Hunt brothers began cornering the market in silver, helping to cause a spike in January 1980 of the London Silver Fix to $49.45 per troy ounce, silver futures to reach an intraday all-time high of $50.35 per troy ounce and a reduction of the gold/silver ratio down to 1:17.0 (gold also peaked in 1980, at $850 per troy ounce). In the last nine months of 1979, the brothers were estimated to be holding over 100 million troy ounces of silver and several large silver futures contracts. However, a combination of changed trading rules on the New York Mercantile Exchange (NYMEX) and the intervention of the Federal Reserve put an end to the game. By 1982 the London Silver Fix had collapsed by 90% to $4.90 per troy ounce.

  Industrial, Commercial and Consumer Demand – The traditional use of silver in photographic development has been decreasing since 2000, due to the growth of digital photography. However, silver is also used in electrical appliances (silver has the lowest resistivity of industrial metals), photovoltaics (one of the highest reflectors of light), RoHS compliant solder, clothing and medical uses (silver has antibacterial properties). Other new applications for silver include RFID tags, wood preservatives, water purification and food hygiene and new products are being introduced almost daily. Established companies are incorporating silver based products in current lines - clothing, refrigerators, mobile phones, computers, washing machines, vacuum cleaners, keyboards, countertops, furniture handles and more. The newest trend is the use of nano-silver particles to deliver silver ions. The expansion of the middle classes in emerging economies aspiring to Western lifestyles and products may also contribute to a long-term rise in industrial and jewelry usage.

  Hedge Against Financial Stress – Silver, like all precious metals, may be used as a hedge against inflation, deflation or currency devaluation. According to Joe Foster, portfolio manager of the New York- based Van Eck International Gold Fund, the currencies of all the major countries are under severe pressure because of massive government deficits. The more money that is pumped into these economies – the printing of money basically – then the less valuable the currencies become.

Chinese Gold and Silver Trading Society

Under the current laws of Hong Kong, the trading of spot contracts on gold and silver is an unregulated industry. At present, there is no requirement to register and/or obtain licenses to trade spot contracts of gold and silver with any regulatory body. However, the Company has voluntarily registered with the Chinese Gold and Silver Exchange Society, or the CGSE, a registered self-regulatory society in Hong Kong which also acts as an exchange for gold and silver. The CGSE has the following mission:

To provide a trading place, facilities and related services to its members for gold, silver and precious metals transactions

  To establish and implement rules and regulations, and to normalize transactions;

  To supervise transaction processes, settlements and delivery arrangements;

  To design trading contracts and regulations, and monitor the fulfillment and completion of contracts;

  To establish and implement a risk management system to control risk in the market;

  To establish settlement prices, and announce and disseminate market information; and

  To supervise and examine all transactions, and to execute punishment if the act of any members violates CGSE rules and regulations.

The CGSE’s Executive and Supervisory Committees are the highest decision-making authority and are responsible for implementing CGSE policies, effecting development plans and monitoring their effectiveness. All CGSE members must conduct themselves in accordance with a code of conduct which is regulated by CGSE. The CGSE’s constitution limits CGSE membership to 192 members, all of whom must have a minimum required working capital, defined as cash plus precious metals, of approximately $193,000 and minimum required assets of $643,000. The CGSE requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits. We were in compliance with these requirements as of December 31, 2011.

As of December 31, 2011 and 2010, we had $10,267,457 and $7,975,652 in cash, respectively, and $1,674,077 and $783,490, in trading precious metals, respectively. As of December 31, 2011 and 2010, we had $28,716,790 and $27,474,919, respectively, in total assets.

Applicants to the CGSE must apply for and/or purchase membership and licensing from the CGSE or from existing members, and the CGSE has the power to suspend and/or revoke membership for breach of its rules and regulations. There are 5 categories of CGSE operation status (AA, A1, A2, B and C) that permit the member to deal with various CGSE gold and silver products. We currently hold the following CGSE licenses:

Licenses	Issuing Authority	Effective Date	Expiration/Term

London Gold and Silver Trading License (AA)	CGSE	June 3, 2009	N/A

Physical Precious Metals Metal Trading License (AA)	CGSE	February 5, 2010	N/A

The CGSE has two trading methods for participating members: the open outcry method, and since March 2008, electronic trading. The open outcry method is used in most major futures markets and describes the conduct of floor traders who call out buying and selling prices in Cantonese in the trading hall and supplement such calls with hand signals. When a transaction is complete, the seller must complete a trading note within 15 minutes and hand it to the buyer for confirmation. Thereafter, the trading note is submitted to the CGSE Settlement Department and the transaction is registered. "99 Tael Gold Contracts" and "Kilo Gold Contracts" are traded with the open outcry method.

The following contracts for 100oz / 10oz Loco London Gold, 5000oz / 500oz Loco London Silver and Kilo Gold RMB are traded with the electronic trading system:

100 Ounces Loco London Gold Contract
Fineness:	995 or up
Basic Trading Unit:	100ounces
Price unit:	US/Ounces
Minimum Price Fluctuation:	USD0.01/ounces
10 Ounces Loco London Gold Contract
Fineness:	995 or up
Basic Trading Unit:	10ounces
Price unit:	US/Ounces
Minimum Price Fluctuation:	USD0.01/ounces
5000 Ounces Loco London Silver Contract
Fineness:	9999 or up
Basic Trading Unit:	5000 ounces
Price unit:	US/Ounces
Minimum Price Fluctuation:	USD0.0001 per ounce
500 Ounces Loco London Silver Contract
Fineness:	9999 or up
Basic Trading Unit:	500 ounces
Price unit:	US/Ounces
Minimum Price Fluctuation:	USD0.0001 per ounce
Kilo Gold RMB Contract
Fineness:	9999 or up
Basic Trading Unit:	1 KG or 1000 Gram
Price unit:	RMB/Gram
Minimum Price Fluctuation:	RMB0.01 per gram

Trading hours for the CGSE electronic trading platform begin at 8:00 a.m. and end at 3:30 a.m. on the following day, Hong Kong time, and electronic trading lasts 19.5 hours. The CGSE also assigns a unique “Contract Transaction Code” to every contract traded on its electronic-trading platform. The assigned Contract Transaction Code protects customer interests and provides transaction transparency by allowing customers to review their transaction details on the CGSE‘s website.

Industry Terminology

Throughout this report, we may use the following gold and silver industry terminology:

  “Interest Determination” is one of Hong Kong Gold Market’s characteristics. The determination of interest is done once a day at 11:00 a.m. during weekdays and at 10:30a.m. on Saturday. Positive interest arises when the demand for physical gold exceeds the supply. Buyers who cannot get hold of gold are awarded interest paid by sellers who cannot deliver gold. Negative interest arises when the supply of physical gold exceeds the demand for it. As a result, sellers who do not get sale proceeds are awarded interest paid by buyers who do not have sufficient cash to pay sellers. Even interest arises when supply and demand for physical gold or cash are in equilibrium - that is neither party has to pay the interest. Interest is quoted in Hong Kong dollars per ten taels.

  “Loco London Basis” refers to the method of trading used by the Loco London Gold Market in Hong Kong, which is modeled on the London Gold Spot Market. Dealers usually quote their own books, and deal with the investors as principal. Loco London Gold is traded and quoted against US dollars and the minimum size for one contract is 100 ounces.

  “Loco London Spot Price” refers to the basis for virtually all transactions in gold and silver in London. It is a quotation made by dealers based on US dollars per fine troy ounce for gold and US dollars per troy ounce for silver. Settlement and delivery for both metals is in two full business days in London after the day of the deal. From this basis price, dealers can offer material of varying fineness, bar size or form - for example, grain - at premiums to cover the costs of producing smaller, exact weight bars, or bars of a fineness above the 995 fine minimum.

  “London Fix” or the “Fixing” refers to the two daily bidding sessions in London of five major gold firms who are members of the London Gold Market Fixing Ltd., at which the price of gold is "fixed" or set.

  “Troy Ounce” refers to the trading unit for gold and silver. Gold is traded in per fine troy ounce and silver is traded in per troy ounce. In the case of gold, the unit represents pure gold irrespective of the purity of a particular bar, whereas for silver it represents one ounce of material of which a minimum of 999 parts in every 1,000 will be silver. One troy ounce is equal to 1.10 ounces.

Our Growth Strategy

We believe that the precious metals market creates a significant growth opportunity on which we intend to capitalize by utilizing the following strategies:

  Improved Research and Development. We believe that in order to compete effectively in our product market, we must constantly improve the quality of our trading platform and service and deliver new services through expanded research and development efforts. We have established a strong team of over ten IT employees to maintain and develop our trading platform. Pursuant to our software development contract discussed elsewhere in this report, our affiliated IT services provider, Shenzhen Gateway Technology Limited, or Gateway, provides us with additional research and development support as necessary.

  Brand Recognition. We also plan on developing our brand recognition. In addition to providing high quality products and effective 24-hour access to the bullion market through our electronic trading platform, we believe that in order to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share, we will also need to continue expanding our sales channels and engage in more sophisticated marketing. With adequate funding, we plan to acquire a number of local and overseas foreign exchange providers as well as precious metals and commodities brokers that can compliment our strengths in services, integration, and implementation. We expect that this strategy will result in expanding our services to a wider customer base.

Our Products, Services and Customers

Through our subsidiary, Goldenway Precious Metals, we are a recognized electronics trading member of the Chinese Gold and Silver Exchange Society, or the CGSE, in Hong Kong, and hold a Type AA License which authorizes us to engage in the electronic trading of Kilo Gold and Loco London Gold and Silver. We provide precious metals spot contract trading services via our 24-hour electronic trading platform and telephone transaction system in Hong Kong. Our trading platform provides our customers with price quotations on gold and silver spot contracts, on a Loco London basis, as well as information updates on the gold and silver market. In addition to our retail customers, we also trade spot contracts of precious metals with other third-party providers of spot contract services in Hong Kong, and we purchase gold products from walk-in customers on a spot basis for conversion into bullion.

We have trading accounts with other third-party providers of spot contract services in Hong Kong for the purpose of position risk management. On a regular basis and based on internal evaluation of the aggregated exposures on our customers’ opened buy and sell spot contracts, our management may trade spot contracts with other third-party providers of spot contract services to reduce our exposure limit to an acceptable level. Our customers enter into spot contracts of precious metals directly through our electronic trading platform.

The contracts with us and our customers represent spot contracts which are neither swap nor forward contracts. A spot contract is a contract of buying or selling a commodity (i.e. gold/silver) on the spot date at the spot price. This is to be distinguished from a forward contract where contract terms are agreed now but delivery and payment will occur at a future date, and from a swap contract, where counterparties exchange cash flows of one party’s financial instrument for those of the other party’s financial instrument. Our revenue is derived from the difference between the price quoted in a spot contract on the creation date (i.e. buy price) and the market price for the commodity on the settlement date (i.e. sell price).

Our spot contract allows for the delivery of physical metals upon a customer’s documentary request within a defined time frame from time of open and will be deemed as a non-delivery contract once expired. However, there have been no instances of physical delivery requested since our incorporation and we have not earned any revenue from handling fees in connection with such delivery. However, should a customer request physical delivery, a fixed handling fee will be charged and will result in revenues from these fees.

Our Electronic Trading Services

Customers use our electronic trading platform to place their purchase and sale of spot contracts on gold and silver online. This user interface is inter-connected with a number of proxy servers and a price server which retains all pricing data feed and formulate from a spectrum of third party market pricing sources (such as M-Finance and Bloomberg). Our customer instructions with respect to their contracts then route through the proxy servers and execute through our trading servers, and all trading instructions are archived in our trading database. Our electronic trading platform offers a speedy, 24-hour trading channel, allowing customers to acquire and/or dispose their spot contract of precious metals anytime anywhere. Our electronic trading platform was developed in partnership with, and is operated and maintained by Gateway, our affiliate and developer of the platform.

The following steps detail a typical customer transaction, from the initiation of the transaction through settlement:

Steps	Description

1.	Customer enters contract to open trading accounts through our electronic trading platform and provides background information.

2.

Customer deposits either directly to our designated bank accounts or indirectly through transfer agents to respective trading accounts with us. Customers are required to have sufficient funds in their accounts in order to initiate a spot contract and must maintain the minimum margin requirement on their open positions at all times. Since the market price of spot contracts on precious metals fluctuates, there are instances where a customer’s deposits on opened contracts would fall below 20% of their margin requirement, and in such cases our electronic trading platform would instantly foreclose such spot contracts.

3.

Customer opens buy or sell spot contracts at the prevailing price through our electronic trading platform and such information is recorded. Within 30 minutes of a transaction, our electronic trading platform automatically obtains a Contract Transaction Code from the CGSE and then sends such code to the customer via mobile phone (SMS).

4.

At a prevailing price, a customer may submit a withdrawal request in order to liquidate its buy or sell spot contracts through our electronic trading platform. Our agreements with customers provide for the physical delivery of precious metals, however there have been no instances of physical delivery since our incorporation. Instead, customers so far have opted for liquidating their spot contracts with gain or loss derived from the difference of the spot contract price and the market price.

5.	Based on withdrawal requests, our Settlement Department checks such customer’s trading history as well as historical deposit amounts and then processes payments.

Unlike other traditional precious metals providers, our electronic trading platform offers other services including real-time spot price quotations as well as updates on global market information. In December 2011 we released our English language trading platform, as well as a smart phone trading system. We believe that these additional ways of accessing our services will retain existing customers as well as attract new customers with diverse needs. Our agreements with customers provide for the physical delivery of precious metals, however there have been no instances of physical delivery since our incorporation. Instead, customers so far have opted for liquidating their spot contracts with gain or loss derived from the difference of the spot contract price and the market price. The table below describes some of our average customer purchases of gold and silver spot contracts on a Loco London basis:

Product	Loco London Gold*	Loco London Silver*
Contract Size (one lot)	100 ounces	5000 ounces
Minimum price fluctuation	US$0.01	US$0.01
Minimum and maximum trading volume for each order	Minimum: 0.05 lot	Minimum: 0.05 lot
	Maximum: 100 lots	Maximum: 100 lots
Spread Under normal market conditions)	US$0.5	US$0.04

___________________
*A “London Good Delivery” gold bar, which is the market standard, must have a minimum fineness of 995.0 and a gold content of between 350 and 430 fine ounces with the bar weight expressed in multiples of 0.025 of an ounce - the smallest weight used in the market. Gold bars are generally close to 400 ounces or 12.5 kilograms. A London Good Delivery silver bar must have a minimum fineness of 999 and a recommended weight between 750 and 1,100 ounces, although bars between 500 and 1,250 ounces will be accepted. Silver bars generally weigh around 1,000 ounces.
___________________

We use our best efforts to ensure that all transactions are open and fair to all of our customers and all our transaction prices are recognized and verified by the CGSE, within 30 minutes of executing such transaction. Our revenue from our electronic trading platform trading spot contracts of precious metals is derived from the difference between the customer’s buy and sell prices and the eventual settlement price. If we receive customers’ spot contract orders requesting physical delivery, we will meet their demands either by selling bullion from our inventory or purchasing the bullion from a third-party bullion provider and reselling them to our customers. Hence, our revenue from our purchase and sale of gold and silver products is earned on the resale of the resulting bullion to our customers based on the revaluation of precious metals on hand at higher prices. Our electronic trading platform accounted for approximately 99.1% and 99.4% (including the investment loss from spot contracts) of our revenues in fiscal year 2011 and 2010, respectively.

Purchase of Gold and Silver

We also purchase gold products from walk-in customers on a spot basis for conversion into bullion. We purchase such products through our Gold Shop located in Room 501, 29 Austin Road, Jordan, Kowloon, Hong Kong. Our customers may come at any time during business hours to sell gold jewelry, such as necklaces, bracelets and rings, at the prevailing spot market price. The price offered in such instances is determined by our Gold Shop employees after examination of the weight and purity of such gold products with our state-of-art x-ray light-mapping gold testing machine. We generally collect and melt such purchased gold products in-house and then deliver the byproduct to a reliable refiner for refinement into 5 tael gold bars for future sale at a profit. Our customers can purchase the resulting gold bars from us at then-prevailing spot market prices.

Our revenue from our purchase of gold and silver products from our walk-in customers is earned on the resale of the resulting bullion or on the revaluation of precious metals on hand at higher prices. Revenue generated from realized and revaluation of precious metals accounted for 0.4% and 0.6% of our revenues, in fiscal year 2011 and 2010, respectively.

Sales and Marketing

In today’s competitive environment, companies must strategically position themselves to increase revenue using a variety of media. As the internet becomes a primary information medium, our website is our main sales and marketing tool. In addition to our expertise in technology, we have employed a team of seasoned marketing staff to create update and maintain our website, which is readily available to access from major search engines. Our marketing team also designs online promotions that are intended to increase the volume of trade and frequency of visits by our targeted groups of customers.

We also have engaged agents to promote our product and services. In addition, we have established a system that enables our agents in jurisdictions outside of Hong Kong to purchase and sell precious metals using our electronic trading platform where permitted in such jurisdictions.

We also regularly conduct seminars in various cities such as Hong Kong, Shenzhen and Guangzhou to meet customers directly. Mr. Simon Yam, a well known and respected Chinese movie star, acts as our spokesperson and we have featured Mr. Yam in our advertisements in various publications in Hong Kong and China.

Every customer is important to us and we respect their comments regarding our products and services. We have established a forum on our website, which serves as a platform for customers to communicate with us. Our forum administrator(s) gathers the customer comments and suggestions for our consideration when preparing our yearly plan. We also launch periodic promotion campaigns to reward customer loyalty, such as lucky draws and token redemption promotions. We also have VIP accounts to honor customers who meet certain levels of trade volume and frequency.

We now have two investment centers opened in Hong Kong, where our current and potential customers may access our online customer service or meet our customer service representatives and other professional staff to discuss issues and answer questions.

Competition

The retail market for gold and silver is fragmented and highly competitive. Our competitors in the retail market can be grouped into several broad categories based on size, business model, product offerings, target customers and geographic scope of operations. These include international retail precious metals brokers, international multi-product trading firms, other electronic trading firms and international banks and other financial institutions with significant precious metals operations. We expect competition to continue to remain competitive and strong for the foreseeable future.

Our Competitive Strengths

We attribute our success to date and potential for future growth to a combination of strengths, including the following:

  Self-Developed Technology Meets Evolving Customer Needs. We view ourselves primarily as an e-commerce platform provider. We believe that our technological capabilities and our continuous investment in technology provide us with a significant advantage over our competition by enabling us to provide a 24-hour platform for our customers to acquire and/or dispose of precious metals and precious metals spot contracts. We continuously carry out research and gather data on customer behavior and trends so that we may continuously develop our technology to meet evolving customer demands.

  Experienced Management Team. Our key employees have significant experience and expertise in the application of technology and automation systems and, as significant equity owners of our Company, are heavily committed to our success. Our senior management team, in particular, has substantial experience of operating electronic trading platform an average of 10 years’ experience in the gold and silver industry between them.

  Low Cost Structure through Automation. Our focus on automation and expense management practices enables us to operate with a low cost structure.

  Provide Excellent Customer Service. We view ourselves not only as a product provider but also as a service provider. We have a 24-hour online customer service to respond to customer queries and our technical response team is on standby 24 hours a day, 7 days a week to provide technology assistance to customers.

Research and Development

We have 13 employees devoted to the research and development function of our company. Our research development team has developed a live version of our electronic trading platform for use on iPhone and iPad devices. A beta-test version of this application is available through the iTunes store.

Intellectual Property

We believe our intellectual property is important to our success. The intellectual property rights of an owner are not automatically protected by the laws of Hong Kong if the trademark or proprietary technology is not registered with the Trade Marks Registry of Hong Kong.

In June 2011, we registered our trademark with the Intellectual Property Department of Hong Kong for marketing and brand recognition, but we have not registered our proprietary electronic trading platform. Our electronic trading platform was developed for our exclusive use by Shenzhen Gateway Technology Limited, or Gateway, a PRC-based IT services provider in which our former Chief Executive Officer, Mr. Tang, holds a 29% equity interest. Pursuant to a software development contract, dated March 26, 2010, between us and Gateway, the intellectual property rights to the trading platform are owned jointly by both parties, but Gateway cannot use or share the technology without our written authorization. If Gateway violates this provision, Gateway will be subject to a fine of HK$200,000 (approximately $25,786). Under the terms of the agreement, Gateway assists us in the ongoing operation, maintenance and development of the platform in exchange for annual service fee.

We rely on Hong Kong’s intellectual property laws, where applicable, and on contractual restrictions to protect our trademark or proprietary technology from parties licensed to use our trademarks and proprietary technology.

Employees

As of December 31, 2011, we employed a total of 105 full time employees. The following table sets forth the number of our full time employees by function.

Function	Number of
Employees
Senior Management	7
Operations	36
Sales and Marketing	11
Finance	5
Technology, Research and Development	31
Human Resource & Administration	15
Total	105

Regulations

Because our primary operating subsidiary is located in Hong Kong, we are regulated by Hong Kong laws, including those outlined in more detail below. We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current. Although we have a trading account with our affiliate, Goldenway HK, a licensed corporation holding Type 1 and Type 2 licenses with the Hong Kong Securities and Futures Commission, since incorporation, we have not traded any future contracts to hedge our exposure under the spot contracts and thus, we considered this activity as immaterial to our business.

Permits and Certificates

Our industry, being the acquisition and disposition of gold and silver on spot contracts, is currently unregulated in Hong Kong. Dealing in futures contracts of commodities, including gold and silver, on the other hand, is a regulated activity governed by the Hong Kong Securities and Futures Commission, or the SFC, and requires a license for the Dealing of Futures Contracts, referred to as Type 2 licensing. Through our relationship with our affiliate, Goldenway HK, a licensed corporation holding the requisite license, we are able to trade gold and silver futures contracts for position risk management. Any and all transactions of futures contracts and/or options are executed through Goldenway HK on our instructions.

We are also a member of the Chinese Gold & Silver Exchange Society (CGSE), a self-regulated body with established industry standards. The CGSE operates in Hong Kong as a registered society and operates as an exchange for gold and silver. The CGSE’s Executive and Supervisory Committees are the highest decision-making authority and are responsible for implementing CGSE policies, effecting development plans and monitoring their effectiveness. The CGSE’s constitution limits CGSE membership to 192 members, all of whom must have a minimum required working capital, defined as cash plus precious metals, of approximately $193,000 and minimum required assets of $643,000. The CGSE requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with the code of conduct which is regulated by CGSE.

We were in compliance with these requirements as of December 31, 2011, 2010 and 2009. As of December 31, 2011, the Company had $10,267,457 in cash and $1,674,077 in gold and silver, $7,975,652 and $783,490, respectively, as of December 31, 2010, and $1,355,731 and $nil, respectively, as of December 31, 2009. As of December 31, 2011, 2010 and 2009, the Company had $28,716,790, $27,474,919 and $6,802,608, respectively, in total assets.

Applicants must apply for and/or purchase membership and licensing from the CGSE or from existing members, and CGSE has the power to suspend and/or revoke membership for breach of its rules and regulations. There are 5 categories of CGSE operation status (AA, A1, A2, B and C) that permit the member to deal with various CGSE gold and silver products. We hold the following CGSE licenses and certifications:

Licenses	Issuing Authority	Effective Date	Expiration/Term

London Gold and Silver Trading License (AA)	CGSE	June 3, 2009	N/A
Physical Precious Metals Metal Trading License (AA)	CGSE	February 5, 2010	N/A

Regulation of Online Services

Our revenues are generated through the ability of our customers to access our electronic trading platform through the internet and our website. The Hong Kong government and other regulatory agencies may block or suspend our internet transmission capabilities if we are deemed to be in violation of the following content regulations for online services:

  Securities and Futures Ordinance (Cap. 571 of the Laws of Hong Kong) – We are subject to the laws, rules and regulations regarding trading. The Securities and Futures Commission is responsible for: maintaining and promoting the fairness, efficiency, competitiveness, transparency and orderliness of the securities and futures industry. The Commission may suppress illegal, dishonorable and improper practices in the securities and futures industry; to take appropriate steps in relation to the securities and futures industry. Regardless of the communication or delivery medium used, the Commission will continue to apply the general anti-fraud and anti-manipulation provisions of the relevant Ordinances in its enforcement actions. If any person responsible for activities over the Internet is found to have acted in contravention of the provisions of the Ordinances or appears to have been involved in any misconduct whether in Hong Kong or elsewhere, the Commission may exercise its regulatory powers (including prosecution or taking other disciplinary actions as may be required); and when necessary, the Commission may consider other regulatory means available to it including seeking cooperation from foreign regulators and law enforcement agencies to take joint enforcement action, if necessary. We are prohibited from carrying on any regulated activity, as defined under the Securities and Futures Ordinance, such as dealing in securities and/or futures contracts, unless we have been granted the appropriate license(s) from the Commission.

  Personal Data (Privacy) Ordinance (Cap. 486 of the Laws of Hong Kong) – We are subject to data privacy laws, rules and regulations that regulate the use of customer data. In Hong Kong we are governed by the Personal Data (Privacy) Ordinance and as a data user we are prohibited from doing or engaging in any practice that contravenes the data protection principles set out therein.

  Telecommunications Ordinance (Cap. 106 of the Laws of Hong Kong), Crimes Ordinance (Cap. 200 of the Laws of Hong Kong) and Theft Ordinance (Cap. 210 of the Laws of Hong Kong) – Provisions under the Telecommunications Ordinance, Crimes Ordinance and Theft Ordinance make it an offense for unauthorized access to computer by telecommunication, to access a computer with criminal or dishonest intent, and extend the meaning of criminal damage to include misuse of computer programs or data, and burglary to include unlawfully causing a computer to function other than as it has been established and altering, erasing or adding any computer program or data. In this respect, any of the abovementioned computer related crimes committed by any staff, employees or agents, will subject us to possible criminal charges and/or investigations.

These rules and regulations are administered by the three branches of Hong Kong’s Commerce and Economic Development Bureau: (i) the Commerce, Industry and Tourism Branch (responsible for policy matters on Hong Kong’s external commercial relations, inward investment promotion, intellectual property protection, industry and business support, tourism, consumer protection and competition), (ii) the Communications and Technology Branch (responsible for policy matters on broadcasting, film-related issues, overall view of creative (including film) industry, development of telecommunications, innovation and technology, and control of obscene and indecent articles); and (iii) the Office of the Government Chief Information Officer (responsible for policy, strategy and execution of information technology programs and initiatives).

If any of these government agencies acts to block or limit access to our website or adopt policies restricting our customers from providing us with accurate and up-to-date information, the value of our electronic trading platform could be negatively impacted, which would adversely affect our ability to offer compelling hiring and marketing solutions and subscriptions to our customers, enterprises, and professional organizations.

FSA Oversight and Pillar 2

Our United Kingdom subsidiary, Goldenway UK, is subject to the rules and regulations promulgated by the FSA, an independent agency that regulates the financial services industry in the UK in order to promote efficient, orderly and fair financial markets.

In May 2007, the FSA published its Pillar 2 assessment framework, also known as the Supervisory Review and Evaluation Process, or SREP. Pillar 2 is one of the three supervisory pillars originally set out in the revised Basel Accord on recommended banking laws and regulations issued by the Basel Committee on Banking Supervision in June 2004. It was written into European Law, through the capital requirements directive, or CRD, and further developed in the Pillar 2 guidance issued by the Committee of European Banking Supervisors. Pillar 2 requires certain banks, credit institutions and investment firms to: (i) develop and maintain an Internal Capital Adequacy Assessment Process, or ICAAP, to assess the amount of internal capital they consider adequate to cover all of the risks to which they are, or likely to be, exposed; and (ii) cause the senior management (including Board members) of such firms to review and evaluate their ICAAP as part of the FSA’s Pillar 2 assessment framework or SREP.

The framework is designed to enable FSA supervisors to review and evaluate a firm’s ICAAP so that the FSA can be sure firms understand the risks to which they are exposed and hold capital proportionate to these risks. The Pillar 2 assessment includes a range of things, including: the analysis of a firm’s exposure to risks; the processes it uses for identifying, measuring and controlling risks; its capital resources; and ongoing compliance with standards laid down in the CRD. The expectation is that such evaluation should reduce the probability of financial failure and thus protect consumers and help to maintain confidence in the financial markets. As a result of its Pillar 2 assessment, the FSA may recommend that a firm take corrective or preventive measures such as: giving Individual Capital Guidance, or ICG, that reflects the amount of capital that the FSA believes is adequate for a firm’s risk profile and strategy, after taking into account its internal governance and risk management infrastructure; giving individual guidance reaffirming or amending any existing liquidity ratios, limits or behavioral concessions; and taking resultant prudential or other measures.

The FSA requires Goldenway UK to maintain a regulatory basic capital of €125,000 (approximately, $162,00), and a Pillar 2 capital requirement of £507,000 (approximately, $783,000). Goldenway UK is in compliance with these requirements as of December 31, 2011. Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

Enterprises or Professional Organizations, Including Governmental Agencies, May Restrict Access to Our Website, Which Could Lead to the Loss or Slowing of Growth in Our Customer Base or the Level of Customer Engagement.

Our revenues are generated through the ability of our customers to access our electronic trading platform through the Internet and our website. Enterprises or professional organizations, including governmental agencies, could block access to our website or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or any government of any jurisdiction in which we are considered to be carrying on business in may block or suspend our internet transmission capabilities. If these entities block or limit access to our website or adopt policies restricting our customers from providing us with accurate and up-to-date information, the value of our electronic trading platform could be negatively impacted, which would adversely affect our ability to offer compelling hiring and marketing solutions and subscriptions to our customers, enterprises, and professional organizations.

Our Revenue is Influenced by Trading Volume and Volatility, Which Are Directly Impacted by Domestic and International Market and Economic Conditions That Are Beyond Our Control.

During the past few years, there has been significant disruption and volatility in the global financial markets. Many countries, including the United States, have recently experienced recessionary conditions. Our revenue is influenced by the general level of trading activity in the gold and silver market. Our revenue and operating results may vary significantly from period to period primarily due to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume in periods of volatile markets. In the event we experience lower levels of currency volatility, our revenue and profitability will likely be negatively affected. Like other financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. As a result, period-to-period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

Reduced Spreads in Precious Metals, Levels of Trading Activity and Trading Through Alternative Trading Systems Could Reduce Our Revenues.

The evolution of technology and development of faster execution programs reduce profitability on transactions. Reduced revenues and increased competition could make the execution of trades and less profitable. In addition, new and enhanced alternative trading systems have emerged as an option for individual and institutional investors to carry out proprietary trades, which could result in reduced revenue.

A substantial portion of our revenue and operating profits is derived from our role as a service provider. In our role as a service provider, we attempt to derive a profit from the difference between the prices at which we buy and sell, or sell and buy, Loco London Gold and Silver spot contracts. Customers are given the option to trade on open spot contracts and to liquidate their positions for gains or losses or to take physical delivery of precious metals. Since these activities involve the purchase or sale of Loco London Gold and Silver spot contracts, whether or not the transaction involves the physical delivery of the underlying gold or silver, we may incur trading losses for a variety of reasons, including:

  price changes in precious metals;

  lack of liquidity in precious metals in which we have positions; and

  inaccuracies in our proprietary pricing mechanism, or rate engine, which evaluates, monitors and assimilates market data and reevaluates our outstanding currency quotes, and is designed to publish prices reflective of prevailing market conditions throughout the trading day.

These risks may affect the prices at which we are able to sell or buy Loco London Gold and Silver contracts, or may limit or restrict our ability to either resell precious metals that we have purchased or repurchased precious metals that we have sold.

Reduced spreads in foreign currencies, levels of trading activity, trading through alternative trading systems and price competition from principal model firms could harm our business.

Computer-generated buy and sell programs and other technological advances and regulatory changes in the foreign exchange market may continue to tighten spreads on foreign currency transactions. Tighter spreads and increased competition could make the execution of trades and market-making activities less profitable. In addition, new and enhanced alternative trading systems have emerged as an option for individual and institutional investors to avoid directing their trades through retail foreign exchange brokers, which could result in reduced revenue derived from our foreign exchange brokerage business. We may also face price competition from our competitors. Many competing firms using a principal model can set their own prices as they generate income from trading with their customers. In contrast, the prices we provide to our customers are set by our foreign exchange market makers which vary based on market conditions.

Our Risk-Management Policies and Procedures May Not Be Effective and May Leave Us Exposed to Unidentified or Unexpected Risks.

We are dependent on our risk-management policies internal controls, control systems and compliance manuals set in place and the adherence to such policies, systems, and manuals by our trading staff. Our policies, procedures and practices used to identify, monitor and control a variety of risks, including risks related to human error, customer defaults, market movements, fraud and money-laundering, are established and reviewed by the risk committee of our board of directors. Under certain circumstances we may elect to adjust our risk-management policies to allow for an increase in risk tolerance, which could expose us to the risk of greater losses. To deal with and to manage our risks, our approach is discretionary by nature and are considered on a case by case basis and developed internally. We observe historical market behavior and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk-management methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. We rely on a combination of technical and human controls and supervision that are subject to error and failure. These methods may not protect us against all risks or may protect us less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.

We Depend on Our tailor-made Technology. Any Disruption or Corruption of Our tailor-made Technology or Our Inability to Maintain Technological Superiority in Our Industry Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows. We May Experience Failures While Developing Our Self-developed Technology.

We rely on our technology, particularly the electronic trading platform, to accurately and timely receive process internal and external data. Any disruption for any reason in the proper functioning of the electronic trading platform, or any corruption of our software may cause error trades or require us to suspend our services and could have a material adverse effect on our business, financial condition and results of operations and cash flows. In order to remain competitive, our proprietary technology is under continuous development and redesign. As we develop and redesign our proprietary technology, there is an ongoing risk that failures may occur and result in service interruptions or other negative consequences such as slower quote aggregation, slower trade execution, erroneous trades, or mistaken risk-management information.

We believe our technology has provided us with a competitive advantage relative to many of our competitors. If our competitors develop more advanced technologies, we may be required to devote substantial resources to the development of more advanced technology to remain competitive. The gold and silver market is characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. We may not be able to keep up with these rapid changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future.

We are Vulnerable to System Failures or Attacks, Which Could Cause Interruptions or Decreases in the Responsiveness of our Services and Harm our Business.

We are heavily dependent on our technology infrastructure, among other functions, to operate our trading platform. Our ability to facilitate transactions successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, computer denial-of-service attacks and other similar events. If our systems fail to perform, we could experience periodic interruptions and disruptions in operations, slower response times or decreased customer satisfaction.

Our systems have in the past experienced disruptions in operations, which we believe will continue to occur from time to time. On December 8, 2011 and February 29, 2012, our trading system was seriously attacked by unknown actors and our business and operations were temporarily disrupted, which led to quoting errors. As of the date of this report, we have not been notified of any claim against us alleging harm caused to third parties by this disruption and our customers have continued to actively place precious metals trading orders through their respective trading accounts. However, we can provide no assurance that we will not receive any claims in the future in connection with this disruption.

Our IT department is working with IT security consultants to strengthen and protect our network from intentional attacks. We have also established a separate department to monitor our networks and to indentify and minimize human errors, such as clerical mistakes and incorrectly placed trades, as well as intentional misconduct, such as unauthorized trading, mischief and fraud. Furthermore, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies. Despite any precautions we may take, any systems failure that causes an interruption in our services or decreases the responsiveness of our services could, among other consequences, impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

Our Cost Structure Is Largely Fixed. If Our Revenues Decline and We Are Unable to Reduce Our Costs, Our Profitability Will Be Adversely Affected.

Our cost structure is largely fixed. We base our cost structure on historical and expected levels of demand for our services, as well as our fixed operating infrastructure, such as computer hardware and software, hosting facilities and security and staffing levels. If demand for our services declines and, as a result, our revenues decline, we may not be able to adjust our cost structure on a timely basis and our profitability may be materially adversely affected.

Attrition of Customer Accounts and Failure to Attract New Accounts Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows. Even if We Do Attract New Customers, We May Fail to Attract the Customers in a Cost-Effective Manner, Which Could Materially Adversely Affect Our Profitability and Growth.

Our customer base is primarily comprised of individual customers who generally trade in gold and silver. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. For the years ended December 31, 2011 and 2010, we incurred advertising expenses of approximately $1.15 million and $1.22 million, respectively. Although we have spent significant financial resources on selling and marketing expenses and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments.

The Loss of Our Key Employees Would Materially Adversely Affect Our Business, Including Our Ability to Grow Our Business.

Our key employee, including Ricky Wai Lam Lai, our chief executive officer, has significant experience in the electronic trading platform industry and has made significant contributions to our business. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel could have a material adverse effect on our business. In addition, our ability to grow our business is dependent, to a large degree, on our ability to retain such employees.

Any Future Acquisitions May Result in Significant Transaction Expenses, Integration and Consolidation Risks and Risks Associated With Entering New Markets, and We May Be Unable to Profitably Operate Our Consolidated Company.

Although our growth strategy has not focused historically on acquisitions, we may in the future selectively pursue acquisitions and new businesses. Any future acquisitions may result in significant transaction expenses and present new risks associated with entering additional markets or offering new products and integrating the acquired companies. Because acquisitions historically have not been a core part of our growth strategy, we do not have significant experience in successfully completing acquisitions. We may not have sufficient management, financial and other resources to integrate companies we acquire or to successfully operate new businesses and we may be unable to profitably operate our expanded company. Additionally, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

Our Hong Kong operating subsidiary, Goldenway Precious Metals, offers and sells gold and silver spot contracts in Hong Kong. Pursuant to a client agreement with our affiliate, Goldenway HK, which is SFC licensed to engage in Type 1 and Type 2 regulated activities, Goldenway HK carries out on behalf of Goldenway Precious Metals transactions dealing with options, futures contracts and exchange traded products in Hong Kong. Spot contracts in gold and silver are not and may not be offered in the U.S. by us, including by our non-U.S. subsidiary, and are not eligible for resale to U.S. residents. They are not currently registered with the U.S. Securities and Exchange Commission or any other U.S. regulators.

We May Be Unable to Respond to Customers’ Demands for New Services and Products and Our Business, Financial Condition and Results of Operations and Cash Flows May Be Materially Adversely Affected.

Our customers may demand new services provided by our electronic trading platform. If we fail to identify these demands from customers or update our services accordingly, and new services and products provided by our competitors may render our existing services and products less competitive. Our future success will depend, in part, on our ability to respond to customers’ demands for new services and products on a timely and cost-effective basis and to adapt to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers. We may not be successful in developing, introducing or marketing new services and products. In addition, our new service and product enhancements may not achieve market acceptance. Any failure on our part to anticipate or respond adequately to customer requirements, or any significant delays in the development, introduction or availability of new services, products or service or product enhancements could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We May Be Unable to Respond to the Evolving Industry Practices and Technology Solutions, and Our Business, Financial Condition and Results of Operations and Cash Flows May Be Materially Adversely Affected.

To remain competitive as a precious metals electronic trading platform provider, we must continue to invest in research and development of new technology solutions in order to keep up with the ever evolving industry practices and enhancements to our existing solutions. The process of developing new technologies, products and services is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new industry practices could render our solutions less competitive.

Our Failure to Adequately Compete in Other Emerging Markets, Either Directly or Through Agents or Other Business Partners, Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

Expanding our business in other emerging markets is an important part of our growth strategy. To compete successfully in these emerging markets, we must continue to design, develop, and sell new and enhanced precious metals electronic trading programs and services that are culturally acceptable to these emerging markets. We anticipate that emerging markets will include potentially high growth opportunities, offset by potential entrenched local competition, higher credit risks, cultural differences, less developed and established local financial and banking infrastructure, reduced protection of intellectual rights, inability enforce contract in some jurisdictions, difficulties and costs associated with staffing and managing foreign operations, including reliance on newly hired local personnel, currency and tax laws that may prevent or restrict the transfer of capital and profits among our various operations around the world; and time zone, language and cultural differences among personnel in different areas of the world. If we do not develop innovative and reliable precious metals electronic trading program and services in a cost-effective and timely manner which are attractive to consumers in these markets, if consumer demand for precious metals electronic trading in emerging markets does not increase as much as we expect, or if we invest resources in products or geographic areas which do not produce the growth or profitability we expect, or when we expect it, our business and results of operations could be significantly harmed.

Our Operations Present Special Challenges and Our Failure to Adequately Address Such Challenges or Compete in These Markets, Either Directly or Through Agents or Other Business Partners, Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

Expanding our business in other emerging markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

  less developed or mature local technological infrastructure and higher costs, which could make our products and services less attractive or accessible in emerging markets;
  difficulty in complying with the diverse regulatory requirements of multiple jurisdictions, which may be more burdensome, not clearly defined, and subject to unexpected changes, potentially exposing us to significant compliance costs and regulatory penalties;
  less developed and established local financial and banking infrastructure, which could make our products and services less accessible in emerging markets;
  reduced protection of intellectual property rights;
  inability to enforce contracts in some jurisdictions;
  difficulties and costs associated with staffing and managing foreign operations, including reliance on newly hired local personnel;
  tariffs and other trade barriers;
  currency and tax laws that may prevent or restrict the transfer of capital and profits among our various operations around the world; and
  time zone, language and cultural differences among personnel in different areas of the world.

Failure to identify and/or manage risk associated with dealing in spot contracts may expose us to additional liability and adversely affect our profitability and growth.

A substantive portion of our revenue is generated through our dealings with precious metals spot contracts, where we enter into contractual obligations with our customers to buy and/or sell precious metals at the prevailing market prices. Since our incorporation, no customer has requested fulfillment of a spot contract order for precious metals, however, our customers are offered the option to request that we fulfill our spot contract obligations for physical delivery of precious metals. As such we may be obligated, at the customer’s request, to fulfill a spot contract for physical delivery. We believe that our client agreement with Goldenway HK, an entity owned and controlled by Goldenway Investments, our majority stockholder, ensures our ability to cover any excess customer demand for gold and silver. Through them we may engage in the trade of futures contracts and other derivative instruments to hedge against these market risks. Goldenway HK holds a Type 1 and Type 2 licenses approved by the Securities and Futures Commission, SFC, which enables Goldenway HK to deal in futures contracts as defined under Hong Kong’s Securities and Futures Ordinance, SFO. Failure to hedge our spot contract obligations or properly identify and/or manage such obligations could expose us to additional liability and adversely affect our profitability and growth.

Failure to identify and/or manage risk associated with dealing in foreign exchange may expose us to additional liability and adversely affect our profitability and growth.

Through the acquisition of Goldenway UK, we have commenced foreign exchange brokerage services on January 9, 2012. In connection with such operations, we expect to face market risk, liquidity risk, operational risk and regulatory capital risk as set out in item 7A below. We are dependent on our risk management policies and the adherence to such policies by our staff. Our policies, procedures and practices are used to identify, monitor and control a variety of risks, including risks related to human error, customer defaults, market movements, fraud and money-laundering. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical changes in market prices. Our risk management methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. In addition, we may elect to adjust our risk management policies to allow for an increase in risk tolerance, which could expose us to the risk of greater losses. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. These methods may not protect us against all risks or may protect us less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.

RISKS RELATED TO REGULATION

Litigation and Regulatory Investigations May Result in Significant Financial Losses and Harm to Our Reputation.

We face significant risk of litigation, regulatory investigations and similar actions in the ordinary course of our business, including the risk of lawsuits and other legal actions relating to unauthorized transactions, error transactions, breach of data privacy laws, breach of fiduciary or other duties. Any such action may include claims for substantial or unspecified compensatory damages, as well as civil, regulatory or criminal proceedings against our directors, officers or employees, and the probability and amount of liability, if any, any remain unknown for significant periods of time. We may be also subject to various regulatory inquiries, such as information requests and book and records examinations, from regulators and other authorities in the geographical markets in which we operate.

A substantial liability arising from a law suit judgment or a significant regulatory action against us or a disruption in our business arising from adverse adjudications in proceedings against our directors, officers or employees could have a material adverse effect on our business, financial condition and results or operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant harm to our reputation, which could materially affect our prospects and future growth, including our ability to attract new customers, retain current customers and recruit and retain employees and agents.

Data Privacy Law, Rules and Regulations in Our Geographical Markets Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operation.

We are subject to data privacy laws, rules and regulations that regulate the use of customer data. For instance, in Hong Kong, we are governed by the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) and as a data user we are prohibited from doing or engaging in any practice that contravenes the data protection principles set out therein. Compliance with these laws, rules and regulations may restrict our business activities, require us to incur increased expenses and devote considerable time to compliance efforts.

Servicing Customers Via the Internet May Require Us to Comply With the Laws and Regulations of Each Country in Which We Are Deemed to Conduct Business. Failure to Comply With Such Laws May Negatively Impact Our Financial Results.

Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We believe that the number of our customers residing outside of the United States will increase over time. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to their citizens from service providers located elsewhere. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Presently all transactions for spot contracts on gold and silver are executed and completed in Hong Kong although our customers may not reside in Hong Kong. Customers may access our electronic trading platform via the Internet from anywhere in the world, but all instructions are first communicated to us and then executed in Hong Kong. The acceptance of customer order by Internet in a jurisdiction other than Hong Kong may require us to comply with the laws of that jurisdiction and failure to comply may have a material negative impact on our financial condition and business results.

Without Local PRC Registration, Licensing or Authorization, We May Be Subject to Possible Enforcement Action and Sanction for Our Operations in the PRC if Our Operations Are Deemed to Have Violated PRC Regulations.

For the fiscal year ended December 31, 2011, all of our spot contracts trades were executed and concluded in Hong Kong where, the industry is unregulated. However, when permitted, we promote our services to customers outside of Hong Kong, including to customers in China where our industry is regulated. The regulatory rules and procedures for engaging in our business in China are complex and are not as clear as those in many other jurisdictions and so we have not sought licensing from PRC government authorities to conduct, and we do not conduct our business operations in China. We do work with third party agents to promote and introduce our services to individuals and businesses in China and we accept them as customers via our website. Our PRC legal counsel, the Beijing Dacheng (Guangzhou) Law Offices, has advised us that our activities in China are in compliance with PRC law because such activities are purely promotional and never involve the conduct of any business transactions in China. We cannot assure you that PRC rules and regulations will not change such that we can no longer engage in such promotional activities or offer our precious metals trading services to PRC residents online. In such case, we may be subject to fines, penalties, or sanctions or may be required to cease such offerings to PRC residents all together. These restrictions may limit our ability to increase revenues and would have a material adverse effect on our results of operations.

Our Growth May Be Limited by Various Restrictions and We Remain at Risk That We May Be Required to Cease Operations if We Become Subject to Regulation by Local Government Bodies.

We currently have only a limited presence in a number of significant markets and may not be able to gain a significant presence there unless and until regulatory barriers to international firms in certain of those markets are modified. Consequently, we cannot assure you that our international expansion will continue and that we will be able to develop our business in emerging markets as we currently plan. Furthermore, we may be subject to possible enforcement action and sanction if we are determined to have previously offered, or currently offer, our services in violation of local government’s regulations. In these circumstances, we are exposed to sanction by local enforcement agencies and our contracts with customers may be unenforceable. We may also be required to cease the conduct of our business with customers in the relevant jurisdiction and/or we may determine that compliance with the regulatory requirements for continuance of the business is too onerous to justify making the necessary changes to continue that business.

Procedures and Requirements of the Patriot Act May Expose Us to Significant Costs or Penalties.

As participants in the financial services industry, we are, and our subsidiaries are, subject to laws and regulations, including the Patriot Act of 2001, that require that we know our customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and results of operations and cash flows. In addition, as an online financial services provider with customers worldwide, we may face particular difficulties in identifying our customers and monitoring their activities.

RISKS RELATED TO THIRD PARTIES

We Rely on Third-Party Providers in Several Areas of Our Operations and therefore Do Not Have Full Control over the Services Provided to Our Customers.

We rely on our affiliate, Gateway, to maintain our electronic trading platform and information technology services. If Gateway were to fail to provide technical services with respect to our electronic trading platform, and we were unable to secure an adequate alternative, our business and results of operation could be materially affected.

We also rely on our affiliate, Goldenway HK, to carry out all our futures contracts and options (if any) both of which are regulated activities as defined under the SFO. If Goldenway HK were to fail to provide execution of regulated activities services for us, and we were unable to secure an adequate alternative, our business and results of operation could be materially affected.

We are Subject to Counterparty Risk Whereby Defaults by Parties With Whom We Do Business Can Have an Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

In order to reduce our contract positions risk exposures with customers, Goldenway Precious Metals entered the same transaction as customer on other CGSE member to minimize the risk exposure when the total net position is greater than a certain level. Therefore, our precious metals market making operations require a commitment of capital and involve risks of losses due to the potential failure of our customers or counterparty to perform their obligations under these transactions. Our margin policy allows customers to leverage their account balances by trading notional amounts that may be significantly larger than their cash balances. We mark our customers’ accounts to market each time a trading price in their portfolio changes. While this allows us to closely monitor each customer’s account, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse trading price change. Although we have the ability to alter our margin requirements without prior notice to our customers, this may not eliminate the risk that our access to liquidity becomes limited or market conditions, including Loco London Gold and Silver price volatility and liquidity constraints, change faster than our ability to modify our margin requirements. In light of the current turbulence in the global economy, we face increased risk of default by our customers and other counterparties. For example, during the second half of 2008, Lehman Brothers Holdings Inc. declared bankruptcy, and many major U.S. financial institutions consolidated, were forced to merge or were put into conservatorship by the U.S. federal government. Any liability arising from our precious metals operations could be significant and could have a material adverse effect on our business, financial condition and results of operations and cash flows.

The business of Goldenway UK, our foreign exchange trading operations, require a commitment of capital and involve risk of losses due to the potential failure of our customers to perform their obligations under these transactions. All retail customers are required to deposit cash collateral in order to trade on our platforms. Our policy is that retail customers are not advanced credit in excess of the cash collateral in their account, and our systems are designed so that each customer’s positions are revaluated on a real-time basis to calculate the customer’s useable margin. Useable margin is the cash the customer holds in the account after adding or deducting real-time gains or losses, less the margin requirement. Although the retail customer’s positions are automatically closed once his or her useable margin falls to zero, it is possible for a retail customer account to go negative, for example, due to system failure.

Failure of Third-Party Systems or Third-Party Service and Software Providers Upon Which We Rely Could Adversely Affect Our Business.

We rely on certain related party’s computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers and communications facilities. For example, for the year ended December 31, 2011, 99.9% of our precious metals trading volume was derived from trades utilizing our Shenzhen Gateway Technology Limited’s electronic trading platform, a related party trading platform we acquired that is popular in the international retail trading community and offers our customers a choice in trading interfaces. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Our Computer Infrastructure May Be Vulnerable to Security Breaches. Any Such Problems Could Jeopardize Confidential Information Transmitted Over the Internet, Cause Interruptions in Our Operations or Give Rise to Liabilities to Third Parties.

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could give rise to liabilities to one or more third parties, including our customers, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information we transmit over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the safeguarding of confidential personal information could also inhibit the use of our systems to conduct precious metals transactions over the Internet. To the extent that our activities involve the storage and transmission of proprietary information and personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our current insurance policies may not protect us against all of such losses and liabilities. Any of these events, particularly if they result in a loss of confidence in our services, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

RISKS RELATED TO THE MARKET FOR OUR STOCK

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

  our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
  changes in financial estimates by us or by any securities analysts who might cover our stock;
  speculation about our business in the press or the investment community;
  significant developments relating to our relationships with our customers or suppliers;
  stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
  customer demand for our products;
  investor perceptions of our industry in general and our Company in particular;
  the operating and stock performance of comparable companies;
  general economic conditions and trends;
  announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

  changes in accounting standards, policies, guidance, interpretation or principles;
  loss of external funding sources;
  sales of our common stock, including sales by our directors, officers or significant stockholders; and
  additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Nasdaq Global Market and this low trading volume may adversely affect the price of our common stock.

Our common stock trades on the OTCQB Market. The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the Nasdaq Global Market. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our executive offices are located at Flat/RM 1209 Block 1, 33 Canton Road, Tsim Sha Tsui, Hong Kong. We also occupy approximately 3,144 square feet of space, located at Suite 3701 and Suites 3702-4, 37/F, Tower 6, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong, which we use for administration, marketing and customer service. The Company leases its office space under non-cancelable operating lease agreements that expire on various dates through 2013 as disclosed in more detail on the table below.

Premises	Lessor/Sub-lessor	Term of Tenancy/Expiration Date	Rent and Charges
Suite No. 9 12th Floor of Tower 1, China Hong Kong City, No. 33 Canton Road, Kowloon, Hong Kong	Wide Harvest Investment Limited	2/22/2010-2/21/2013	HK$62,880 (approximately $8,080) per month for rent and HK$17,135 (approximately $2,202) per month for management fee and air conditioning fee
Suite 3702-04, 37th Floor of Tower 6, the Gateway, Harbour City, Hong Kong	Harbour City Estates Limited	6/15/2009-6/14/2012	HK$215,418 (approximately $27,682) per month for rent, HK$14,049 (approximately $1,805) per month for air- conditioning fee and HK10,770.90 (approximately $1,384) per month for service charge)
Suite 3701, 37th Floor of Tower 6, the Gateway, Harbour City, Hong Kong	Harbour City Estates Limited	11/15/2010-6/14/2012	HK$115,828 (approximately $14,884) per month for rent, HK7,805.80 (approximately $1,003) per month for air- conditioning fee and HK$5,791.40 (approximately $744) per month for service charge
Lower Ground Floor, 5/7 St. Helen’s Place London, EC3 United Kingdom	Mountgrange (St. Helens) Limited	6/28/2012	£1,300 per month (approximately $2,066)

We believe that all space is in good condition and that the property is adequately insured by the Company.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB Market under the symbol “GWYI.” Historically, there has not been an active trading market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Fiscal year ended December 31, 2011
1st Quarter	$ N/A	$ N/A
2nd Quarter	2.00	0.60
3rd Quarter	0.75	0.51
4th Quarter	2.15	1.01
Fiscal year ended December 31, 2010
1st Quarter	$ N/A	$ N/A
2nd Quarter	0.20	0.10
3rd Quarter	0.30	0.30
4th Quarter	N/A	N/A

Holders

As of December 31, 2011 there were approximately six stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

On June 30, 2011 and September 30, 2011, prior to the closing of the share exchange transaction, Goldenway Precious Metals declared a dividend of $14,005,862 and $4,236,452, or $0.14 per share and $0.04 per share, respectively, on the 100,000,000 shares issued to Goldenway Investments, the direct shareholder of Goldenway Precious Metals. Any decisions regarding the additional declaration of dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of our Business

We were organized under the laws of the State of Nevada on September 10, 2007. Since September 30, 2011, through our subsidiary, Goldenway Precious Metals, we are a recognized electronics trading member of the Chinese Gold and Silver Exchange Society, or the CGSE, in Hong Kong, and hold a Type AA License which authorizes us to engage in the electronic trading of Kilo Gold and Loco London Gold and Silver. We provide precious metals spot contract trading services via our 24-hour electronic trading platform and telephone transaction system in Hong Kong. Our electronic trading platform provides our customers with CGSE price quotations on gold and silver spot contracts, on a Loco London basis, as well as information updates on the gold and silver market, based on an evaluation of third-party market pricing sources such as M-Finance and Bloomberg. In addition to our retail customers, we also trade spot contracts of precious metals with other third-party providers of spot contract services in Hong Kong, and we purchase gold products from walk-in customers on a spot basis for conversion into bullion. See details regarding our services under the “Our Products, Services and Customers” heading in this report.

We face daily fluctuations in the price of gold and silver, foreign exchange rates, as well as interest rates. Although we have not done so since incorporation, through our client agreement with Goldenway HK, an entity owned and controlled by Goldenway Investments, our majority stockholder, we may engage in the trade of futures contracts and other derivative instruments to hedge against these market risks. Goldenway HK holds a Type 1 and Type 2 licenses approved by the Securities and Futures Commission, SFC, which enables Goldenway HK to deal in futures contracts as defined under Hong Kong’s Securities and Futures Ordinance, SFO. Through our client agreement we are also able to ensure our ability to cover any excess customer demand for gold and silver.

Our revenue from our electronic trading platform trading spot contracts of precious metals is derived from the difference between the customer’s buy and sell prices and the eventual settlement price. If we receive customers’ spot contract orders requesting physical delivery, we will meet their demands either by selling bullion from our inventory or purchasing the bullion from a third-party bullion provider and reselling them to our customers. Our revenue from our purchase and sale of gold and silver products is earned on the resale of the resulting bullion to our customers based on the revaluation of precious metals on hand at higher prices. Our revenues increased from $18.33 million in fiscal year 2010, to $40.14 million in fiscal year 2011, representing an increase of approximately 119.0%, and our net income increased to $12.69 million in fiscal year 2011, as compared to $5.57 million in fiscal year 2010. Revenue generated from our electronic trading platform accounted for approximately 99.1% and 99.4% (including the investment loss from spot contracts) of our revenues in fiscal year 2011 and 2010, respectively, and revenue generated from realized and revaluation of precious metals accounted for 0.4% and 0.6% of our revenues; and revenue generated from foreign exchange brokerage services, resulting 0.5% and nil of our revenues, during the respective periods.

2011 Financial Performance Highlights

The following summarizes certain key financial information for 2011:

  Revenues: Our revenues were $40.14 million for 2011, an increase of $21.81 million, or 119.0%, from $18.33 million for 2010.

  Net income: Net income was $12.69 million for 2011, an increase of $7.12 million, or approximately 128.0%, from $5.57 million for 2010.

  Fully diluted net income per share: Fully diluted net income per share was approximately $0.87 for 2011, as compared to approximately $0.38 for 2010.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

Dependence on Overall Market Conditions – Changes in the global financial markets, global economic conditions and political events affect levels of trading volumes in ways that we may not be able to predict. For example, in times of turmoil, people fear that their assets may be seized and that the currency may become worthless and the demand for gold rises. If the return on bonds, equities and real estate is not adequately compensating for risk and inflation then the demand for gold and other alternative investments such as commodities increases. Variations in trading levels caused by unpredictable market trends may cause our revenues and operating results to vary significantly from period to period, and period to period comparisons of our revenues and operating results may not be meaningful. A slowdown and subsequent stagnation in trading volume in the global financial markets, or a systemic problem affecting any financial market, could have a material adverse effect on our revenues and profitability.

Dependence on Self-developed Technology – Our success is highly dependent on our sophisticated technology that has been available only to us. If our technology were to become available to our competitors, or if our competitors adopt or develop similar or more advanced technologies, our operating results may be adversely affected. Further, we may not be able to keep up with rapid changes in technology, evolving industry standards and changing trading systems, practices and techniques to remain competitive in our industry.

Computer System Failures – The success of our business depends on the efficient and uninterrupted operations of our computer and communications hardware and software systems. Our service has occasionally experienced system interruptions in the past due to various reasons, some of which were beyond our control. We expect to experience occasional system interruptions from time to time in the future, which may have an adverse effect on our business.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2011 and 2010, both in dollars and as a percentage of our net sales.

		For the Fiscal
		Year Ended
	December 31,		December 31,
	2011		2010

	Amount	% of	Amount	% of
		Total		Total
REVENUES		Revenue		Revenue
Trading revenue	$38,772,785		$18,042,930
Foreign exchange brokerage services	178,742		-
Investment loss	-		(304,245)
Interest income from customers’ trading accounts	1,017,221		487,094
Fair value change of precious metals	174,685		105,349
Total revenues	40,143,433		18,331,128
EXPENSES
Management fees	6,399,912	15.9%	5,199,457	28.4%
Trading expenses and commissions	11,057,629	27.5%	2,674,618	14.6%
Employee compensation and benefit	2,457,346	6.1%	905,889	4.9%
General and administrative expenses	1,978,229	4.9%	220,774	1.2%
Advertising expenses	1,146,155	2.9%	1,220,959	6.7%
Bad debt expenses	-	-%	47,051	0.3%
Occupancy expenses	732,480	1.8%	537,740	2.9%
Depreciation and amortization	579,993	1.4%	218,586	1.2%
Data processing and service fees	274,146	0.7%	638,676	3.5%
Total expenses	24,625,890	61.3%	11,663,750	63.6%
Other income	193,727	0.5%	7,310	0.0%
INCOME BEFORE INCOME TAXES	15,711,270	39.1%	6,674,688	36.4%
INCOME TAXES
Provision for income taxes	2,537,319	6.3%	1,382,220	7.5%
Deferred income tax provision (recovery )	485,620	1.2%	(273,352)	(1.5%	)
	3,022,939	7.5%	1,108,868	6.0%
NET INCOME	12,688,331	31.6%	5,565,820	30.4%

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(7,718)	0.1%	(50,072)	(0.3%	)
COMPREHENSIVE INCOME	$12,680,613	31.5%	$5,515,748	30.1%

Revenue. Total revenue increased by $21.81 million, or 119.0%, to $40.14 million for the year ended December 31, 2011, compared to $18.33 million for the year ended December 31, 2010. This increase was primarily due to the substantial increase in trading volume which is in line with the increase in the number of customers; and the fact that the market prices of gold and silver during the 2011 period were much volatile than that of the prior year period. Revenue generated from our electronic trading platform accounted for approximately 99.1% and 99.4% (including the investment loss from spot contracts) of our revenues for the fiscal years ended December 31, 2011 and 2010, respectively. During the respective periods revenue generated from realized and revaluation of precious metals accounted for 0.4% and 0.6% of our revenues, and revenue generated from foreign exchange brokerage services, resulting 0.5% and nil of our revenues.

Expenses. During the year ended December 31, 2011, the expenses were comprised of Management fee, Trading expenses and commissions, Employee compensation and benefit, General and administrative expenses, Advertising expenses, Bad debt expenses, Occupancy expenses, Depreciation and amortization, and Data processing and service fees. Expenses increased by $12.97 million, or 111.1%, to $24.63 million as compared to $11.66 million, for the following reasons:

Management fee. Management fee was $ 6.40 million for the year ended December 31, 2011, compared to $5.20 million for the year ended December 31, 2010. Management fee expenses were comprised of rental, entertainment, travel and employment expenses, and the net increase is mainly attributable to i) an increase in staff costs of $1.1 million for the recruitment of IT maintenance and product developments, in order to fully support the rapid growth in the trading volumes on our e-commerce platform; ii) a decrease in overseas travelling of $0.6 million, due to less business trip as compared with last year; and iii) an increase in occupancy expenses of $0.3 million for the newly-leased offices or branches by Goldenway Investments during the year. Since October 1, 2011, the management fee agreement was amended to eliminate the mark-up rate component and to apportion operating costs, based on the number of related laborers employed by different subsidiaries.

Trading expenses and commissions. Trading expenses and commissions increased by $8.39 million, or 313.4%, to $11.06 million for the year ended December 31, 2011, compared to $2.67 million for the year ended December 31, 2010. The increase was mainly driven by the increase in trading volume, which led to an increase in the collection fee for customer deposits and commission to agents.

Employee compensation and benefit. Employee compensation and benefit increased by $1.55 million, or 171.3%, to $2.46 million for the year ended December 31, 2011, compared to $0.91 million for the year ended December 31, 2010. The increase was primarily due to an increase in the number of new employees for continuous short-term business expansion. Goldenway Investments is obligated to settle cost related to Goldenway Precious Metals staff of $0.67 million and this arrangement has been minimized since January 2012.

General and administrative expenses. General and administrative expenses increased by $1.76 million, or 796.0%, to $1.98 million for the year ended December 31, 2011, as compared to $0.22 million for the year ended December 31, 2010. The increase was primarily due to (i) the increase in office supplies caused by the increase in the number of employees; (ii) the increase in legal and professional fees relating to the acquisition of Goldenway UK of $0.54 million; (iii) the increase in consulting and professional fees in relation to the reverse merger and recapitalization of $0.43 million; and (iv) the increase in motor vehicle expenses of $0.62 million.

Advertising expenses. Advertising expenses decreased by $0.07 million, or 6.1%, to $1.15 million for the year ended December 31, 2011, compared to $1.22 million for the year ended December 31, 2010. The net decrease was primarily due to (i) a decrease in the amortization of advertising fee to our celebrity spokesperson, which was expensed in the early period of 2010; and (ii) an increase in online production cost for promoting our market. A renewed contract for the period from November 1, 2011 to October 31, 2013 was signed in October 2011.

Occupancy expenses. Occupancy expenses increased by $0.19 million, or 36.2%, to $0.73 million for the year ended December 31, 2011, compared to $0.54 million for the year ended December 31, 2010. The increase was primarily due to our entry into a new lease agreement for two new offices located in Hong Kong.

Depreciation and amortization. Depreciation and amortization increased by $0.36 million, or 165.3%, to $0.58 million for the year ended December 31, 2011, as compared to $0.22 million for the year ended December 31, 2010. This increase was primarily due to the acquisition of a motor vehicle and a motor vessel during the year.

Data processing and service fee. Data processing and service fee decreased by $0.37 million, or 57.1%, to $0.27 million for the year ended December 31, 2011, as compared $0.64 million for the year ended December 31, 2010. The net decrease was primarily due to (i) the decrease in IT service fees paid to ICICLE Technology Limited as the service agreement was terminated since April 2010; offset by (ii) the increase in number of customers which caused the increase in rental fee for the occupation of more proxy servers for the year.

Income before income taxes. Income before income taxes increased by $9.04 million, or 135.4%, to $15.71 million for the year ended December 31, 2011, as compared $6.67 million for the year ended December 31, 2010. This increase was primarily contributed by the increase in our customer base, resulting in an increase of trading revenue and total expenses of $21.81 million and $12.97 million, respectively, for the year ended December 31, 2011.

Income taxes. Income taxes increased by $1.91 million, or 172.6%, to $3.02 million for the year ended December 31, 2011, compared to $1.11 million for the year ended December 31, 2010, due to a substantial increase in trading revenue in 2011.

Net income. For the foregoing reasons, we generated a net income of $12.69 million for the year ended December 31, 2011, an increase of $7.12 million, or 128.0%, from $5.57 million for the year ended December 31, 2010.

Comprehensive income. Our comprehensive income was $12.68 million for the year ended December 31, 2011, compared with comprehensive income of $5.52 million for the year ended December 31, 2010. The balance comprised of the operating income, in the ordinary course of business, and the foreign currency translation, which is the exchange rate fluctuations from translation of the Company’s Hong Kong and UK subsidiaries’ accounts from Hong Kong dollars (“HKD”) and Great British Pound (“GBP”), our functional currencies, to United States dollars (“USD”), our reporting currency.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our stockholders. We are not aware of any other restrictions that will significantly impact our ability to transfer cash within our corporate structure or restrict the net assets of our subsidiary, Goldenway Precious Metals. As of December 31, 2011, we had cash and cash equivalents of $10.27 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flows
(all amounts in millions of U.S. dollars)

	Fiscal Year Ended
	December 31,
	2011	2010
Net cash provided by operating activities	$14,128,868	$12,332,457
Net cash used in investing activities	(11,827,171)	(14,707,885)
Net cash provided by financing activities	246	9,020,619
Effect of exchange rate changes on cash	(10,138)	(25,270)
Net increase in cash and cash equivalents	2,291,805	6,619,921
Cash, beginning of the year	7,975,652	1,355,731
Cash, end of the year	$10,267,457	$7,975,652

As a member of the CGSE, we are also subject to working capital and minimum asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 and the minimum required asset is $643,000. We were in compliance with these requirements as of December 31, 2011.

The FSA requires Goldenway UK to maintain a regulatory basic capital of €125,000 (approximately, $162,000), and a Pillar 2 capital requirement of £507,000 (approximately, $783,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. Goldenway UK is in compliance with these requirements as of December 31, 2011.

As of December 31, 2011, we had $10,267,457 in cash and $1,674,077 in gold and silver, and $7,975,652 and $783,490, respectively, as of December 31, 2010. As of December 31, 2011 and 2010, we had $28,716,790 and $27,474,919, respectively, in total assets.

Operating Activities

Net cash provided by operating activities was $14.13 million for the year ended December 31, 2011, as compared to $12.33 million for the year ended December 31, 2010, an increase of $1.80 million. The increase was due to the higher net income and lower adjustments to reconcile net income to net cash provided by operating activities for the year ended December 31, 2011 as compared to the year ended December 31, 2010. For the year ended December 31, 2011, (i) change in accounts receivable held by the Company resulted in a cash outflow of $0.48 million, compared to a cash inflow of $0.17 million for the year ended December 31, 2010; (ii) change in other receivables resulted in a cash outflow of $0.51 million for the year ended December 31, 2011, compared to a cash inflow of $1.96 million for the year ended December 31, 2010; (iii) change in trading precious metals resulted in a cash outflow of $0.72 million for the year ended December 31, 2011, compared to a cash outflow of $0.68 million for the year ended December 31, 2010; (iv) change in deposits and prepaid expenses resulted in a cash outflow of $2.41 million for the year ended December 31, 2011, compared to a cash inflow of $0.09 million for the year ended December 31, 2010; (v) change in accounts payable resulted in a cash inflow of $0.99 million for the year ended December 31, 2011, compared to a cash inflow of $0.18 million for the year ended December 31, 2010; (vi) change in accrued expenses and other liabilities resulted in a cash outflow of $0.08 million for the year ended December 31, 2011, compared to a cash inflow of $1.30 million for the year ended December 31, 2010; (vii) change in customer deposits resulted in a cash inflow of $4.01 million for the year ended December 31, 2011, compared to a cash inflow of $3.42 million for the year ended December 31, 2010; and (viii) change in income taxes payable resulted in a cash inflow of $0.29 million for the year ended December 31, 2011, compared to a cash inflow of $1.38 million for the year ended December 31, 2010.

Investing Activities

Net cash used in investing activities was $11.83 million for the year ended December 31, 2011, compared to $14.71 million for the year ended December 31, 2010, a decrease of 2.88 million. The decrease is mainly due to: (i) an cash outflow of $4.51 million for the acquisition of a motor vessel during the year ended December 31, 2011; (ii) the purchase of property and equipment for $0.33 million during the year ended December 31, 2011, compared to $0.34 million in cash used for such purpose during the year ended December 31, 2010; (iii) the approximately $2.24 million acquisition cost of Goldenway UK, net of cash acquired of $0.07 million; and (iv) $0.80 million used to purchase intangible assets for the year ended December 31, 2010.

In addition, the cash flow related to our majority stockholder as of December 31, 2011 and 2010, respectively, represents movement in balances due from Goldenway Investments, our majority stockholder. There was cash outflow of $4.76 million for the year ended December 31, 2011, compared to cash outflow of $14.00 million for the year ended December 31, 2010.

Financing Activities

Net cash provided by financing activities was $nil for the year ended December 31, 2011, as compared to $9.02 million for the year ended December 31, 2010, a total decrease of $9.02 million. The decrease in net cash provided by financing activities was driven by our receipt of proceeds from additional capital contributed from Goldenway Investments, our majority stockholder, during the year ended December 31, 2010.

Operating Lease Commitments

The Company leases its office space under non-cancelable operating lease agreements that expire on various dates through 2013. Future annual minimum lease payments, including maintenance and management fees, for non cancelable operating leases, are as follows:

Fiscal Year Ended
December 31
(in‘000)

2012	386
2013	21
$407

Obligations under Material Contracts

  The Company has a Software Development Contract with Shenzhen Gateway Technology Co. Ltd., a PRC-based IT services provider in which our former CEO, Hao Tang, holds a 29% equity interest, whereby Gateway will provide IT maintenance services for an annual fee of $0.13 million. The contract is subject to annual review.

  The Company has a marketing and advertising service agreement with one of Goldenway Investments' subsidiaries, Goldenway Investments (HK) Limited, or Goldenway HK, whereby Goldenway HK will provide marketing and advertising consulting service for an annual fee of $0.69 million. The contract is subject to annual renewal.

Off-Balance Sheet Arrangements

On December 8, 2011 and February 29, 2012, our trading system was seriously attacked by unknown actors and its business and operations were temporarily disrupted, which led to quoting errors. As of the date of this report, we have not been notified of any claim against us alleging any harm caused to third parties by this disruption, and our customers have continued to actively place precious metals trading orders through their respective trading accounts. In view of this, our management has determined that no provision should be provided for these incidents, however, management can provide no assurance that we will not receive any claims in connection with this disruption in the future.

Except with respect to the foregoing, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

Basis of Accounting

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Revenue Recognition

The Company’s revenue is derived from our managed flow activities between our retail customers, where we act as the counterparty to our customers’ trades. Revenue is recognized in accordance with the standard, “Revenue Recognition ("Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition”). The Company, through Goldenway Precious Metals generates revenue from trading precious metal spot contracts. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Precious metal spot price contracts generally involve the settlement of precious metal prices at market rates. Profits or losses are realized when customer transactions are liquidated and are recorded net as trading revenue on the Consolidated Statements of Operations and Comprehensive Income. Unrealized profits or losses on open contracts are revalued at prevailing precious metal spot price (the difference between contract price and market price) at the date of the Balance Sheets are included in unrealized profits and losses, respectively, on the Consolidated Balance Sheets.

The Company, through its wholly-owned subsidiary, Goldenway UK, is engaged in the provision of foreign exchange brokerage services. Goldenway UK follows SAB 104 and recognizes revenues when Goldenway UK and customers enter brokerage service agreement, services rendered, the brokerage service fee is fixed and determinable and collectability is reasonably assured.

The Company is also engaged in trading of precious metal spot price contracts with other trading companies. There were no unrealized profits or losses from open position as of December 31, 2011and 2010, respectively. The realized losses are recorded as investment loss on the Consolidated Statements of Operations and Comprehensive Income.

The Company also holds physical precious metals for trading. The precious metals were marked to market at each year end date. The changes in fair value of these precious metals are recorded as fair value change of precious metals on the Consolidated Statements of Operations and Comprehensive Income.

The Company earns interest income on unliquidated contract amounts. The interest is accrued and calculated based on agreed upon interest rate (0.75% to 1.25%) .

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for 2011 or 2010.

Cash and cash equivalents

Cash is comprised of cash on hand and unrestricted deposits. Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash equivalents are recorded at fair value.

Restricted Cash

Restricted cash represents security deposits withheld by an unrelated precious metal trading company with which the Company opened a trading account.

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, due from major stockholder, other receivables, accounts payable, accrued expenses and other liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Level 2

Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non- exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

Accounts Receivable

The Company has agreements with several payment transfer agents who assist the customers to transfer funds to their trading accounts with the Company. The balance represents funds collected by the agents from the customers and to be remitted to the Company and the income receivable from the provision of foreign exchange brokerage services.

Allowance for Doubtful Accounts

The Company records an increase in the allowance for doubtful accounts when the prospect of collection becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts.

Other Receivables

Other receivables represent miscellaneous receivables from various third parties.

Trading Precious Metals

The Company holds physical precious metals for trade. The precious metals were marked to market at each balance sheet date.

Deposits and Prepaid Expenses

The Company records goods and services paid for but not to be received until a future date as prepaid assets. These include payments for advertising and occupancy related expenses. Any prepaid expense to be realized beyond the next 12 months is classified as non-current.

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

The gain or loss on disposal of property and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the consolidated statements of operation and comprehensive income.

Reporting Currency and Foreign Currency Translation

As of December 31, 2011 and 2010, the accounts of the Company and its subsidiaries are maintained in their functional currencies, the U.S. dollar (“USD”), the Hong Kong dollar ("HK$") and the Great British Pound (“GBP”) for Goldenway, Inc., Goldenway Precious Metals and Goldenway UK, respectively, . The financial statements of the Company have been translated into U.S. dollars in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Company are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

Foreign exchange rates used:

	December 31, 2011	December 31, 2010
Period end USD/HK$ exchange rate	7.7663	7.7810
Average USD/HK$ exchange rate	7.7841	7.7686
Period end USD/GBP exchange rate	0.6436	N/A
November and December 2011 Average USD/GBP exchange rate	0.6271	N/A

Intangible Assets and Goodwill

The standard, “Intangibles — Goodwill and Other”, requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed.

The Company has two membership licenses issued by CGSE to trade precious metal price contracts and physical precious metals. In addition, upon acquisition of Goldenway UK, FSA’s license has been recognized as an identifiable intangible asset. All licenses, which are subject to renewal periodically, is not amortized and have an indefinite useful life because the management believes the Company will be able to continuously renew the license in the future. The licenses and goodwill are determined to have indefinite useful lives.

The Company compares the recorded value of its indefinite life intangible assets and goodwill to their fair values on an annual basis and whenever circumstances arise that indicates that impairment may have occurred. We perform goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We concluded there was no impairment of intangible assets and goodwill during the years ended December 31, 2011 and 2010.

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

Asset Retirement Obligations

In accordance with the standard, “Asset Retirement Obligations”, the Company recognizes an estimated liability for future costs associated with the restoration of the leased office space. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time the leasehold improvements are acquired. The increase in carrying value is included in property and equipments in the accompanying consolidated balance sheets. The Company depreciates the amount added to the related leasehold improvements and recognizes expense in connection with the accretion of the discounted liability over the remaining lease term.

Accounts Payable

The balance represents commission payable to agents, withdrawals requested by customers and other payables to various vendors.

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

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income, consists of foreign currency translation from the Company's subsidiaries’ functional currencies, HK$ and GBP, to reporting currency, U.S. dollars.

Income Taxes

The Company utilizes the standard, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with FASB ASC 260 “Earnings Per Share”. FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the year.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue ordinary common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted earnings per share includes the estimated impact of the exercise of contracts to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The Company does not have any securities that may potentially dilute the basic earnings per share.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses resulting from currency translations of foreign subsidiaries.

Consolidated Statement of Cash Flows

In accordance with the standard, "Statement of Cash Flows", cash flows from the Company’s operations are calculated based upon the local currencies translated at the weighted average exchange rate for the year. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Business Combinations

The Company applies ASC 805, Business Combinations to all its business combinations. The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase price of the acquisition is allocated to tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, the Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined.

Recently Adopted Accounting Standards

In December 2010, the FASB issued the amendment “Disclosure of supplementary pro forma information for business combinations”. The FASB amended the existing guidance to require a public entity, which presents comparative consolidated financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendment became effective for the Company on January 1, 2011. The Company has disclosed the pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period for the acqusition of Goldenway UK.

In December 2010, the FASB issued and amended Accounting Standards Update (“ASU”) No. 2010-28 “when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. The FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. This guidance became effective for the Company on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet”. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles Goodwill and Other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In June, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our customers, we are not exposed to the market risk of a position moving up or down in value.

Liquidity Risk

In normal conditions, our business of providing electronic trading precious metals and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of December 31, 2011, cash and cash equivalents, excluding cash and cash equivalents held for customers and the restricted cash, were 35.6% (2010: 29.0%) of total assets.

Operational Risk

Our operations are subject to various risks resulting from technological interruptions, failures, or capacity constraints in addition to risks involving human error or misconduct. We are heavily dependent on our technology infrastructure, among other functions, to operate our trading platform. Our ability to facilitate transactions successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, computer denial-of-service attacks and other similar events. If our systems fail to perform, we could experience periodic interruptions and disruptions in operations, slower response times or decreased customer satisfaction.

Our systems have in the past experienced disruptions in operations, which we believe will continue to occur from time to time. On December 8, 2011 and February 29, 2012, our trading system was seriously attacked by unknown actors and our business and operations were temporarily disrupted, which led to quoting errors. As of the date of this report, we have not been notified of any claim against us alleging harm caused to third parties by this disruption, and our customers have continued to actively place precious metals trading orders through their respective trading accounts, but we can provide no assurance that we will not receive any claims in the future in connection with this disruption.

Our IT department is working with IT security consultants to strengthen and protect our network from intentional attacks. We have also established a separate department to monitor our networks and to indentify and minimize human errors, such as clerical mistakes and incorrectly placed trades, as well as intentional misconduct, such as unauthorized trading, mischief and fraud. Furthermore, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies. Despite any precautions we may take, any systems failure that causes an interruption in our services or decreases the responsiveness of our services could, among other consequences, impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

Regulatory Capital Risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2011, the Company regards its capital position to include all financial assets and liabilities, therefore the year end capital position was $13.72 million (2010: 19.28 million).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Ricky Wai Lam Lai, and our Chief Financial Officer or CFO, Mr. Yue Yuen Chan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on our assessment, Mr. Lai and Mr. Chan determined that, as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2011, was not effective. During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified material weaknesses due to: (a) breaches in the security of our electronic trading platform on December 8, 2011 and February 29, 2012 that temporarily disrupted our business and led to quoting errors; and (b) oversight of our related party transaction policies and procedures. Management has begun to make the changes necessary to remediate these material weaknesses, including those discussed under "Changes in Internal Control over Financial Reporting" below.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

To remediate the foregoing material weaknesses, our management has taken the following steps:

(1)     Security Breaches: In the wake of the attacks on our trading system, our IT department is working with IT security consultants to strengthen and protect our network from intentional attacks. We have also established a separate department to monitor our networks and to indentify and minimize human errors, such as clerical mistakes and incorrectly placed trades, as well as intentional misconduct, such as unauthorized trading, mischief and fraud. Furthermore, are trying to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

(2)     Related Party Transactions: Our Board of Directors has adopted the Goldenway, Inc. Interested Transactions Policy and Procedures (the "Policy") under which all Interested Transactions are subject to approval or ratification in accordance with the procedures set forth in the Policy. The Policy defines an "Interested Transaction" as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) the Company is a participant, and (3) any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A "Related Party" is defined as any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K, proxy statement or other disclosure including the information required by Form 10, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing. For more information regarding the Policy see our disclosure under Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this report.

There were no other changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On September 16, 2011, Goldenway Precious Metals received the approval of the London Financial Services Authority, or the FSA, to complete the acquisition of Goldenway UK, formerly Goldenway Voltrex Investments Limited, a company registered in the United Kingdom. On November 1, 2011, Goldenway Precious Metals acquired all of the equity interest in Goldenway UK for an aggregate purchase price of £1,447,203 (approximately 2,307,757). Goldenway Precious Metals acquired a 90.5% majority interest in Goldenway UK for £1,301,978 (approximately, $2,076,134), pursuant to a share purchase agreement with the prior shareholders of Goldenway UK, and on the same day, Goldenway Precious Metals acquired the remaining 9.5% interest in Goldenway UK from Goldenway Investments, our majority stockholder, for £145,225 (approximately $231,623). Goldenway Investments had acquired its minority interest in Goldenway UK in May 2011 at the same cost. Goldenway UK was formed on July 14, 1997, to engage in the provision of foreign exchange brokerage services in the United Kingdom. On January 9, 2012 we launched Goldenway UK’s business and operations under our management.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Ricky Wai Lam Lai	48	Chief Executive Officer and Director
Yue Yuen Chan	36	Chief Financial Officer, Treasurer and Corporate Secretary
Jian Qin Huang	48	Director
Tak Wah Tam	45	Director
Chi Man Lo	49	Director
Yousuf Rashed Al Marshoudi	31	Director
Sultan Mohamed R. Alshara	34	Director

_________________

Mr. Ricky Wai Lam Lai: Mr. Lai was appointed to serve as our Director, effective as of November 7, 2011, and appointed to serve as our Chief Executive Officer, effective from December 20, 2011. He has served as a Director of Goldenway Precious Metals since December 2009. Prior to this, he was responsible for the setup and management of stock brokerage operations for Grand Capital Asia Ltd in February 2008. From July 2006 until February 2008, he was Director of the Wealth management Department for Prudential Brokerage. From 1986 until 2006, Mr. Lai, held various stock broking and securities trading position with various Companies. Mr. Lai obtained his Master of Science in Accounting and Finance from London School of Economics & Political Science in 1990. He also holds a Bachelor degree in Social Sciences from the University of Hong Kong. Since 2003, Mr. Lai is a Chartered International Investment Analyst.

Mr. Yue Yuen Chan: Mr. Chan has been our Chief Financial Officer since September 30, 2011. Prior to this employment he served as Group Finance Director for ASA Holding Limited, responsible for the full service of financial services from the period of December 2009 until June 2011. From August 2007 until November 2009, Mr. Chan was the head of group Finance and Risk for Sunshine Partners Financial Holdings Limited, a Hong Kong Listed Company. Mr. Chan obtained his Master degree in Practicing Accounting at the Monash University in 2000. Mr. Chan is an International Affiliate of the Hong Kong Institute of Certified Public Accountants. He is also a member of the Taxation Institute of Hong Kong and Certified Tax Adviser.

Mr. Jian Qin Huang: Mr. Huang was appointed to serve as our Director, as of November 7, 2011 and has served as a Director of Goldenway Precious Metals since February 2011. Prior to this, he served as a consultant at Citistar Financial from 2002 until 2011. From 1983 until 1989, he was the operation Controller for Guangzhou Huang pu Power Station. Mr. Huang holds a degree in Electrical Engineering and it Automation from Hon Hai University.

Mr. Tak Wah Tam: Mr. Tam became a member of our board of directors as of November 7, 2011. He is a fellow member of the Hong Kong Institute of Certified Public Accountants and a fellow member of the Association of Chartered Certified Accountants of the United Kingdom. Mr. Tam has over 20 years of experience in accounting, corporate finance and corporate development. From September 2009, Mr Tam is an executive director of New Smart Energy Group Limited, independent non-executive director of Siberian Mining Group Company Limited and Tech Pro Technology Development Limited, all companies are listed on the Main Board of the Stock Exchange and was an independent non-executive director of National Arts Holdings Limited, a company listed on the GEM Board of the Stock Exchange during the period from November 2004 to June 2009. Prior to this, from July 2006 until August 2009, Mr Tam was the Investment Director for Wo Cheong Holding Limited, a private company engaged in direct investment and M&A in the People’s Republic of China.

Mr. Chi Man Lo: Mr. Lo became a member of our board of directors as of November 7, 2011. Mr. Lo is a certified public accountant (practicing) in Hong Kong and was the sole proprietor of Daniel C M Lo & Co from 1991 until its 2009 merger with Akin CPA Limited where he now serves as the senior partner of the combined firm. Mr. Lo is a fellow member of the Association of Chartered Certified Accountants (1989) and the fellow member of the Hong Kong Institute of Certified Public Accountants (1989). He is also a fellow member of the Taxation Institute of Hong Kong (2010). He also holds a degree of Bachelor of Laws from the Beijing University, the peoples’ Republic of China (1997). Mr. Lo has been the Company Secretary of Vedan International (Holdings) Limited (#2317), a company listed on the Main Board in Hong Kong since 2003.

Mr. Yousuf Rashed Al Marshoudi: Mr. Al Marshoudi became a member of our board of directors as of November 7, 2011. Since September 2009, Mr. Al Marshoudi is a Senior Manager of Ajman Bank in Dubai, leading and mentoring a team of staff of a complete branch of the bank. Prior this, he was a branch Manager for the Emirates Bank for the Dubai and Fujairah Branch from December 2004 until January 2009. Mr. Al Marshoudi holds Bachelor degree in Business Information Systems from Bedhordshire University in the United Kingdom.

Mr. Sultan Mohamed R. Alshara: Mr. Alshara became a member of our board of directors as of November 7, 2011. He is currently a branch coordinator for the Abu Dhabi Securities Market, since January 2003. He is also a community coordinator of the Fujairah Women’s college since May 2003. Mr. Sultan Mohamed R. Alshara holds a Masters Degree in Strategic Marketing, and a Bachelors Degree in Finance and Banking from the UAE University. He has been a Certified Financial Consultant with the USA Institute of Financial Consultants since January 2005.

Qualifications, Attributes, Skills and Experience Represented on the Board

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities, the Board believes that a diversity of professional experiences in the information technology, investment and stock trading industries, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board. Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Director	Titles	Material Qualifications
Ricky Wai Lam Lai	Chief Executive Officer and Director	•	Master of Science in Accounting and Finance
		•	Experience in business management
		•	Over 15 years’ experience in stock trading and brokerage services
		•	Knowledge of U.S. accounting and financial reporting standards
Jian Qin Huang	Director	•	Expertise in business management
		•	Knowledge of the financial industry
Tak Wah Tam	Director	•	Independent director of several Hong Kong listed companies
		•	Over 20 years’ experience in accounting, corporate finance and corporate development
Chi Man Lo	Director	•	Expertise in business management
		•	Knowledge of Hong Kong Stock Exchange (HKSE) compliance procedures gained as secretary of a HKSE listed company
		•	Knowledge of accounting
Yousuf Rashed Al Marshoudi	Director	•	Bachelor degree in Business Information Systems
		•	Experience in the financial industry
Sultan Mohamed R. Alshara	Director	•	Master’s degree in strategic marketing
		•	Experience in the financial industry and knowledge of U.S. capital markets

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. None of our executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other (3) ($)	Total ($)
Ricky Wai Lam Lai, CEO and Director	2011	107,912	-	-	-	33,582	141,494
	2010	-	-	-	-	-	-
Hao Tang, former CEO (1)	2011	3,854	-	-	-	-	3,854
	2010	-	-	-	-	-	-
Terry G. Bowering, former CEO (2)	2011	-	-	-	-	-	-
	2010	-	-	-	-	-	-
Yue Yuen Chan, CFO	2011	41,752	-	-	-	1,156	42,908
	2010	-	-	-	-	-	-

(1)

On September 30, 2011, we acquired Goldenway Precious Metals in a transaction that was structured as a share exchange and in connection with that transaction, Mr. Tang became our Chairman and Chief Executive Officer, effective immediately until his resignation on December 20, 2011. Prior to the effective date of the acquisition, Mr. Tang served in the same capacity at Goldenway Precious Metals. The annual, long term and other compensation shown in this table include the amount Mr. Tang received from Goldenway Precious Metals prior to the consummation of the acquisition.

(2)

Upon closing of the acquisition of Goldenway Precious Metals on September 30, 2011, Mr. Bowering resigned from all offices he held with us effective immediately, and from his position as our director effective as of November 7, 2011.

(3)	The balance represented the travelling allowance and other disbursements relating to business purpose.

There was no cash or non-cash compensation awarded to, earned by or paid to our named executive officers for services rendered during the years ended December 31, 2011 and 2010.

Employment Agreements

On December 20, 2011, we entered into an employment agreement with Ricky Wai Lam Lai to serve as our Chief Executive Officer. Pursuant to the Employment Agreement, Mr. Lai is entitled to receive an annual base salary of $100,000, and is eligible to receive an annual cash bonus equal to his annual base salary, payable by January 15th of the subsequent year, provided that he remained employed as of December 15th of the calendar year in which such bonus is earned. Mr. Lai is also eligible to receive other compensation and participate in any equity incentive plans, as determined by and at the discretion of the Company’s board of directors. The term of Mr. Lai’s Employment Agreement will be automatically extended for additional one-year periods unless it is terminated by the Company without cause (as defined in Section 5.3 of the Employment Agreement) or in the event of Mr. Lai’s death or permanent disability.

On September 30, 2011, we entered into a two-year employment agreement with Yue Yuen Chan to serve as our Chief Financial Officer. The agreement provides for an annual base salary of not less than HKD600,000 (approximately, $77,101) and is eligible to earn an annual bonus and warrants, in such amount, if any, is subject to be determined by the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Flat/RM 1209 Block 1, 33 Canton Road, Tsim Sha Tsui, Hong Kong. As of December 31, 2011, the 1-for-0.481752 share reverse split is completed and the number of shares are reflected as below:

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Hao Tang(3)	Former Chief Executive Officer	Common stock, $0.001 par value	10,408,301	71%
Yue Yuen Chan	Chief Financial Officer	Common stock, $0.001 par value	0	0
Jian Qin Huang(4)	Director	Common stock, $0.001 par value	718,340	4.9%
Ricky Wai Lam Lai	Chief Executive Officer and Director	Common stock, $0.001 par value	0	0
Tak Wah Tam	Director	Common stock, $0.001 par value	0	0
Chi Man Lo	Director	Common stock, $0.001 par value	0	0
Yousuf Rashed Al Marshoudi	Director	Common stock, $0.001 par value	0	0
Sultan Mohamed R. Alshara	Director	Common stock, $0.001 par value	0	0
All officers and directors as a group (8 persons named above)		Common stock, $0.001 par value	11,126,641	75.9%
5% Security Holders
Goldenway Investments Holdings Limited (3)	--	Common stock, $0.001 par value	10,408,301	71%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 14,660,029 shares of common stock issued and outstanding after the closing of the share exchange transaction and the execution of 1-for-0.481752 share reverse split.
(3)

Mr. Hao Tang, our former Chief Executive Officer, is deemed to be the beneficial owner of the shares held by Goldenway Investments, our majority stockholder, because Goldenway Investments is owned and controlled by SMP Trustees (NZ) Limited of which Mr. Tang is the sole trustee.

(4)	Represents shares held directly by Ten Bright Investments Limited, a British Virgin Islands company owned and controlled by Mr. Huang.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the year of 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On September 30, 2011, we acquired Goldenway Precious Metals from its sole shareholder, Goldenway Investment, whereby we acquired 100% of the issued and outstanding capital stock of Goldenway Precious Metals, in exchange for 24,587,299 shares of our common stock, par value $0.001, which constituted 80.80% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of transactions contemplated by the share exchange agreement.

  Our electronic precious metals trading platform was developed for our exclusive use by Shenzhen Gateway Technology Limited, or Gateway, a PRC-based IT services provider in which Mr. Tang, our Chief Executive Officer and beneficial owner of our majority stockholder Goldenway Investments, holds a 29% equity interest. Pursuant to a software development contract, dated March 26, 2010, between us and Gateway, the intellectual property rights to the trading platform are owned jointly by both parties, but Gateway cannot use or share the technology without our written authorization. If Gateway violates this provision, Gateway will be subject to a fine of HK$200,000 (approximately $25,786). Under the terms of the agreement, Gateway assists us in the ongoing operation, maintenance and development of the platform in exchange for annual service fee. During the fiscal year ended December 31, 2011, the Company incurred $69,586 (HK$ 0.5 million), in IT service fees to Gateway. During the fiscal year ended December 31, 2010, the Company developed the trading platform which was recorded as an intangible asset, and also incurred HK$750,000 (approximately, $96,545) in IT maintenance fees to Gateway which was recorded as data processing and service fees under statements of operations and comprehensive income. As of December 31, 2011, the Company had prepaid $91,206 to Gateway for future IT services.

  ICICLE Technology Limited, or ICICLE, a PRC-based IT service provider, was owned and controlled by Dinglong Lu, who was a senior IT manager of Goldenway Investments. During the fiscal years ended December 31, 2011 and 2010, $nil and $475,604, respectively, were paid to ICICLE for IT services and recorded as expense for data processing and service fees under our consolidated statement of operations and comprehensive income. Mr. Lu sold all of his shares in ICICLE in April 2010.

  Goldenway Investments is the former parent of Goldenway Precious Metals and is now our majority stockholder. On January 1, 2010, Goldenway Precious Metals entered into a management fee agreement with Goldenway Investments, pursuant to which Goldenway Investments provides management services to Goldenway Precious Metals in exchange for management fees based on the actual operating cost incurred by Goldenway Investments, plus a mark-up rate on certain operational costs. The management fee is payable on an annual basis or on demand after provision of management services by the Goldenway Investments. During the fiscal year ended December, 2011, Goldenway Precious Metals incurred $6,399,912, in management fees under this agreement, and during the fiscal year ended December 31, 2010, Goldenway Precious Metals incurred $5,199,457 in management fees to Goldenway Investments. Since October 1, 2011, the management fee agreement was amended to eliminate the mark-up rate component and to apportion operating costs based on the number of related laborers employed by different subsidiaries. The management fee is payable on monthly basis or on demand after a provision of service by the Goldenway Investments.

  Prior to our acquisition of Goldenway Precious Metals, it had loaned funds to Goldenway Investments, pursuant to a verbal agreement. The loan was unsecured, interest-free, with no fixed terms of repayments and repayable on demand. As of December 31, 2011 and 2010, Goldenway Investments owes Goldenway Precious Metals $494,732 and $13,981,565, respectively. The balance as of December 31, 2011 was money transferred to GIHL for the settlement of GPML’s related staff cost.

  Goldenway Investments (HK) Limited, or Goldenway HK, is a Hong Kong company owned and controlled by our majority stockholder, Goldenway Investments, and is engaged in the brokerage and trade of security and futures contracts. The Company entered into a marketing agreement with Goldenway HK on October 1, 2009, pursuant to which Goldenway HK charges the Company an annual fee of approximately HK$5.4 million (approximately, $690,000). During the fiscal years ended December 31, 2011 and 2010, the Company incurred $693,722 and $695,124, respectively, in consulting fees to Goldenway HK, for marketing and advertising services. During 2009, the Company also borrowed $594,698 in funds from Goldenway HK, but as of December 31, 2010, all such funds had been repaid.

  On June 30, 2011 and September 30, 2011, prior to the closing of the share exchange transaction, Goldenway Precious Metals declared a dividend of $14,005,862 and $4,236,452, or $0.14 per share and $0.04 per share, respectively, on the 100,000,000 shares issued to Goldenway Investments, the direct shareholder of Goldenway Precious Metals.

  Mr. Hao Tang, our former Chief Executive Officer and beneficial owner of our majority stockholder Goldenway Investments, traded on the Company’s trading platform during fiscal years 2011 and 2010 and no profit is made (2010: $5,310). His deposit balance in the trading account with the Company as of December 31, 2011 and 2010 both were $56,857, respectively. Prior to our acquisition of Goldenway Precious Metals, it had also advanced Mr. Tang an aggregate of $1,023,911, however this amount was repaid as of December 31, 2010.

All balances with related parties are non-interest bearing and have no fixed terms of repayments.

Interested Transactions Policy and Procedures

Since our acquisition of Goldenway Precious Metals, we have established policies and procedures for the review, approval, or ratification of any transaction with related persons. On January 1, 2012, our Board of Directors adopted the Goldenway, Inc. Interested Transactions Policy and Procedures (the “Policy”). Under the Policy, all Interested Transactions are subject to approval or ratification in accordance with the procedures set forth in the Policy and summarized below. The Policy defines an “Interested Transaction” as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) the Company is a participant, and (3) any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A “Related Party” is defined as any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K, proxy statement or other disclosure including the information required by Form 10, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing.

Under the Policy, the Board of Directors, or a committee established by the Board of Directors, must review the material facts of all Interested Transactions that require approval or ratification under the Policy and either approve or disapprove entry into the Interested Transaction, subject to the exceptions described below. If advance Board approval of an Interested Transaction is not feasible, then the Interested Transaction shall be considered and, if the Board determines it to be appropriate, ratified at the Board’s next regularly scheduled meeting.

In determining whether to approve or ratify an Interested Transaction, the Board will take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party’s interest in the transaction. Under the Policy, no director may participate in any discussion or approval of an Interested Transaction for which he or she is a Related Party, except that such director may provide all material information concerning the Interested Transaction to the Board.

If an Interested Transaction will be ongoing, the Board may establish guidelines for our management to follow in its ongoing dealings with the Related Party. Thereafter, the Board, on at least an annual basis, must review and assess ongoing relationships with the Related Party to see that they are in compliance with the Board’s guidelines and that the Interested Transaction remains appropriate.

Standing Pre-Approval for Certain Interested Transactions

The Board has reviewed the types of Interested Transactions described below and determined that each of the following Interested Transactions shall be deemed to be pre-approved by the Board, even if the aggregate amount involved will exceed $100,000.

a.        Employment of Executive Officers. Any employment by the Company of an executive officer if (a) the related compensation is required to be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements; or (b) the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a “named executive officer,” and the Board or a compensation;

b.        Director Compensation. Any compensation paid to a director if the compensation is required to be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements;

c.        Certain Transactions with other Companies. Any transaction with another company at which a Related Party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000, or 2 percent of that company’s total annual revenues;

d.        Certain Company Charitable Contributions. Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Party’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $1,000,000, or 2 percent of the charitable organization’s total annual receipts;

e.        Transactions Where All Shareholders Receive Proportional Benefits. Any transaction where the Related Party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis (e.g. dividends);

f.        Transactions Involving Competitive Bids. Any transaction involving a Related Party where the rates or charges involved are determined by competitive bids;

g.        Regulated Transactions. Any transaction with a Related Party involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; and

h.        Certain Banking-Related Services. Any transaction with a Related Party involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

In addition to the foregoing Interested Transactions, the board of directors has delegated to the Chief Financial Officer and Chief Executive Officer the authority to pre-approve or ratify (as applicable any Interested Transaction with a Related Party in which the aggregate amount involved is expected to be less than $250,000. In connection with each regularly scheduled meeting of the Board, a summary of each new Interested Transaction pre-approved by the Chief Financial Officer and Chief Executive Officer must be provided to the Board for its review.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Each of Tak Wah Tam, Chi Man Lo, Yousuf Rashed Al Marshoudi and Sultan Mohamed R. Alshara were appointed to serve on our board of directors, effective November 7, 2011. Each of Messrs. Tam, Lo, Marshoudi and Alshara are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$202,075	$-
Audit-Related Fees	-	-
Tax Fees	3,905	-
All Other Fees	118,377
TOTAL	$324,357	$-

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by MSCM LLP for our financial statements as of and for the year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit	Description
No.
2.1

Share Exchange Agreement, dated September 30, 2011, by and among, Cyber Informatix, Inc., Goldenway Precious Metals Limited, Goldenway Investments Holdings Limited and the Majority stockholders of Cyber Informatix, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A filed on January 31, 2012)

3.1	Articles of Incorporation of the Company, as amended on December 9, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on October 22, 2008).
10.1

Tenancy Agreement, dated March 30, 2010, between Wide Harvest Investment Limited and Goldenway Precious Metals Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on January 31, 2012)

10.2

Tenancy Agreement, dated June 29, 2009, between Harbour City Estates Limited and Goldenway Precious Metals (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on January 31, 2012)

10.3

Tenancy Agreement, dated November 15, 2010, between Harbour City Estates Limited and Goldenway Precious Metals Limited (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on January 31, 2012)

10.4

Client agreement, dated September 30, between Goldenway Precious Metals Limited and Goldenway Investment (HK) Limited (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed on January 31, 2012)

10.5

English translation of Software Development Contract, dated March 26, 2010, between Goldenway Precious Metals Limited and Shenzhen Gateway Technology Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.6

Executive Employment Agreement, dated September 30, 2011, between Cyber Informatix, Inc. and Hao Tang (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.7

Executive Employment Agreement, dated September 30, 2011, between Cyber Informatix, Inc. and Yue Yue Chan (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.8

English Translation of Prolocutor Contract, dated October 16, 2009, between Simon Yam and Goldenway Investments Holdings Limited (incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.9

Employment Agreement, dated December 20, 2011, between Goldenway, Inc. and Ricky Wai Lam Lai (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 2, 2012)

10.10*	Share Purchase Agreement, dated November 1, 2011, between Goldenway Precious Metals Limited, Goldenway Voltrex Investments Limited, Individual Sellers and VFX Financial PLC.
10.11*	Management Fee Agreement, dated October 1, 2011, between Goldenway Precious Metals Limited and Goldenway Investments Holdings Limited
14.1	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 22, 2011.
21*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 29, 2012

GOLDENWAY, INC.

By: /s/ Ricky Wai Lam Lai
Ricky Wai Lam Lai, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Yue Yuen Chan
Yue Yuen Chan, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricky Wai Lam Lai	Chief Executive Officer and Director	March 29, 2012
Ricky Wai Lam Lai	(Principal Executive Officer)

/s/ Yue Yuen Chan	Chief Financial Officer and Secretary	March 29, 2012
Yue Yuen Chan	(Principal Financial and Accounting Officer)

/s/ Jian Qin Huang	Director	March 29, 2012
Jian Qin Huang

/s/ Tak Wah Tam	Director	March 29, 2012
Tak Wah Tam

/s/ Chi Man Lo	Director	March 29, 2012
Chi Man Lo

/s/ Yousuf Rashed Al Marshoudi	Director	March 29, 2012
Yousuf Rashed Al Marshoudi

/s/ Sultan Mohamed R. Alshara	Director	March 29, 2012
Sultan Mohamed R. Alshara

GOLDENWAY, INC.
(formerly Cyber Informatix, Inc.)
For the Years Ended
December 31, 2011 and 2010

Table of Contents
For the years ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Goldenway, Inc.

We have audited the accompanying consolidated balance sheets of Goldenway, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ MSCM LLP

MSCM LLP
Toronto, Canada
March 29, 2012

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Consolidated Balance Sheets
As of December 31, 2011 and 2010
(Expressed in US dollars)

	Note	2011	2010
ASSETS
Current Assets:
Cash		$10,267,457	$7,975,652
Cash - restricted		-	128,518
Accounts receivable, net of allowance for doubtful accounts ($Nil for both December 31, 2011 and 2010)		2,358,677	479,535
Unrealized profits on open contracts	4	1,837,642	1,294,188
Other receivables	5	722,607	143,055
Trading precious metals	4	1,674,077	783,490
Deposits and prepaid expenses	6	1,965,475	152,859
Deferred income tax assets	14	449,234	425,423
Total current assets		19,275,169	11,382,720
Property and equipment, net	7	4,828,890	423,359
Intangible assets, net	8	2,585,422	1,182,367
Goodwill	8	427,136	-
Deposits and prepaid expenses – non-current	6	1,105,441	504,908
Due from majority stockholder	13	494,732	13,981,565
Total assets		$28,716,790	$27,474,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	9	$1,564,918	$255,442
Customer deposits		8,389,460	4,381,609
Unrealized losses on open contracts	4	245,856	364,600
Accrued expenses and other liabilities	10	1,870,947	1,487,254
Income taxes payable		1,921,033	1,556,292
Deferred income tax liabilities	14	35,054	19,669
Total current liabilities		14,027,268	8,064,866
Other liabilities:
Deferred income tax liabilities – non-current	14	968,464	127,540
Total liabilities		14,995,732	8,192,406
COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 14,660,029 shares issued and outstanding	11	14,660	14,660
Additional paid-in capital		12,877,163	12,876,917
Retained earnings		889,060	6,443,043
Accumulated other comprehensive income		(59,825)	(52,107)
Total shareholders’ equity		13,721,058	19,282,513
Total liabilities and shareholders’ equity		$28,716,790	$27,474,919

The accompanying notes are an integral part of these consolidated financial statements.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2011 and 2010
(Expressed in US dollars)

	Note	2011	2010
REVENUES

Trading revenue		$38,772,785	$18,042,930
Foreign exchange brokerage services		178,742	-
Investment loss		-	(304,245)
Interest income from customers’ trading accounts		1,017,221	487,094
Fair value change of precious metals		174,685	105,349
Total revenues		40,143,433	18,331,128

EXPENSES
Management fees	13	6,399,912	5,199,457
Trading expenses and commissions		11,057,629	2,674,618
Employee compensation and benefits		2,457,346	905,889
General and administrative expenses		1,978,229	220,774
Advertising expenses	13	1,146,155	1,220,959
Bad debt expenses		-	47,051
Occupancy expenses		732,480	537,740
Depreciation and amortization		579,993	218,586
Data processing and service fees	13	274,146	638,676
Total expenses		24,625,890	11,663,750
Other income		193,727	7,310
INCOME BEFORE INCOME TAXES		15,711,270	6,674,688
INCOME TAXES
Provision for income taxes		2,537,319	1,382,220
Deferred income tax provision (recovery)		485,620	(273,352)

	14	3,022,939	1,108,868
NET INCOME		12,688,331	5,565,820
OTHER COMPREHENSIVE INCOME
Foreign currency translation		(7,718)	(50,072)
COMPREHENSIVE INCOME		$12,680,613	5,515,748

NET INCOME		$12,688,331	$5,565,820

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
Basic and Diluted	12	14,660,029	14,660,029

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and Diluted	12	$0.87	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2010 and 2011
(Expressed in US dollars)

	Common Stock
					Accumulated
			Additional		Other	Total
	Number of		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

BALANCE, December 31, 2009	14,660,029	$14,660	$12,876,917	$877,223	$(2,035)	$13,766,765

(Note 11)
Net income for the year	-	-	-	5,565,820	-	5,565,820
Foreign currency translation adjustment	-	-	-	-	(50,072)	(50,072)

BALANCE, December 31, 2010	14,660,029	$14,660	$12,876,917	$6,443,043	$(52,107)	$19,282,513

(Note 11)
Net income for the year	-	-	-	12,688,331	-	12,688,331
Foreign currency translation adjustment	-	-	-	-	(7,718)	(7,718)
Dividend declared	-	-	-	(18,242,314)	-	(18,242,314)
Effect of reverse merger	-	-	246	-	-	246

BALANCE, December 31, 2011	14,660,029	$14,660	$12,877,163	$889,060	$(59,825)	$13,721,058

The accompanying notes are an integral part of these consolidated financial statements.

Goldenway, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2011 and 2010
(Expressed in US dollars)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,688,331	$5,565,820
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized profit	(662,198)	(809,090)
Depreciation and amortization	579,993	218,586
Deferred income tax	485,620	(273,352)
Change in fair value of trading precious metals	(174,685)	(105,349)
Allowance for doubtful receivables	-	47,051
Changes in assets and liabilities:
(Increase) decrease in assets -
Restricted cash	128,518	(128,727)
Accounts receivable	(479,947)	168,048
Other receivables	(509,799)	1,957,889
Trading precious metals	(715,902)	(679,411)
Deposits and prepaid expenses	(2,413,149)	94,425
Increase (decrease) in liabilities -
Accounts payable	988,656	177,771
Accrued expenses and other liabilities	(84,266)	1,300,302
Customer deposits	4,007,851	3,416,275
Income taxes payable	289,845	1,382,219
Net cash provided by operating activities	14,128,868	12,332,457

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,835,124)	(338,350)
Purchase of intangible assets	-	(798,105)
Due from majority stockholder	(4,755,481)	(13,999,825)
Acquisition of subsidiary, net of cash acquired	(2,236,566)	-
Due to a fellow subsidiary	-	(593,565)
Due from a director	-	1,021,960
Net cash used in investing activities	(11,827,171)	(14,707,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from reverse merger	246	-
Issuance of additional paid-in capital	-	9,020,619
Net cash provided by financing activities	246	9,020,619

NET INCREASE IN CASH	2,301,943	6,645,191
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,138)	(25,270)
Cash, beginning of year	7,975,652	1,355,731
Cash, end of year	$10,267,457	$7,975,652
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest received	$1,017,173	$487,094

The accompanying notes are an integral part of these consolidated financial statements.

Goldenway, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2011 and 2010
(Expressed in US dollars)

Noncash Investing and Financing Activities

Before the RTO, the Company declared dividends totaling $18,242,314 during the year ended December 31, 2011 to reduce the due from majority stockholder account. No such dividend was declared during the year ended December 31, 2010.

The Company also recognized $16,058 noncash assets retirement obligation in property and equipment during the year ended December 31, 2011 (2010 - $50,203).

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

1.	Nature of Operations and Basis of Presentation

Goldenway, Inc. (formerly Cyber Informatix, Inc.) (“CII”) was organized under the laws of the State of Nevada on September 10, 2007, as a software design and e-commerce company. From September 10, 2007 (date of incorporation) through to the date of reverse acquisition discussed below, CII was a development stage company, engaged in the business of distributing economically-priced downloadable application software via the Internet, but with minimal operations.

On September 30, 2011, CII closed a share exchange agreement (the “Share Exchange Agreement”), with Goldenway Precious Metals Limited (“GPML”), its sole shareholder, Goldenway Investments Holding Limited (“GIHL”), and Mr. Terry G. Bowering, CII’s majority stockholder, pursuant to which CII acquired 100% of the issued and outstanding capital stock of GPML in exchange for 24,587,299 shares of CII’s common stock, par value $0.001, which constituted 80.80% of CII’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. This transaction was recorded as a reverse merger and recapitalization ("RTO") for accounting purposes whereby CII (the legal acquirer) is considered the accounting acquiree and GPML (the legal acquiree) is considered the accounting acquirer and the historical operations are those of the accounting acquirer. As a result of this transaction, GPML is deemed to be a continuation of the business of CII. Accordingly, the accompanying consolidated financial statements are those of GPML. The assets and liabilities of GPML have been brought forward at their book value and no goodwill has been recognized. The historical shareholders’ equity of CII prior to the share exchange has been retroactively restated for the equivalent number of shares received as if the share exchange occurred as of the beginning of the first period presented.

Subsequent to the RTO, CII changed its name to Goldenway, Inc.

GPML was incorporated in Hong Kong on April 7, 2009. GPML has obtained licenses from the Chinese Gold & Silver Exchange Society (the “CGSE”) and is involved in the trading of precious metals spot contracts, through its electronic trading platform, and precious metals. The GPML is one of the CGSE’s recognized E-Trading members.

Goldenway Global Investments (UK) Limited (“Goldenway UK”) was incorporated in United Kingdom on July 14, 1997. Goldenway UK has obtained a license from the London Financial Services Authority (“FSA”) and is involved in the provision of foreign exchange brokerage services.

The accompanying consolidated financial statements include the accounts of the Goldenway, Inc., GPML and Goldenway Global Investments (UK) Limited (“Goldenway UK”), a newly-acquired subsidiary (Note 3) (collectively referred as the “Company”, “we”, “our” or “us”). All inter-company balances and transactions have been eliminated on consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2011 presentation. The effects of the reclassifications were not material to the Company’s consolidated financial statements.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies

Basis of Accounting

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Changes in these estimates are recorded when known.

Significant estimates made by management include:

•	Valuation of assets and liabilities requiring fair value estimates;

•	The allowance for doubtful accounts and bad debt expense;

•	The realization of deferred tax assets;

•	Useful lives of property and equipment;

•	The carrying amount of intangible assets and the amortization period of intangible assets with definite lives;

•	Future cash flows associated with impairment testing for tangible and intangible assets; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

Actual results could differ from those estimates.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Revenue Recognition

Revenue is recognized in accordance with the standard, “Revenue Recognition ("Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition”). The Company, through GPML, generates revenue from precious metal price contracts trading. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Precious metal price contracts generally involve the settlement of precious metal prices at market rates. Profits or losses are realized when customer transactions are liquidated and are recorded net as trading revenue on the consolidated statements of operations and comprehensive income. Unrealized profits or losses on open contracts are revalued at prevailing precious metal price (the difference between contract price and market price) at the date of the balance sheets are included in unrealized profits and losses, respectively, on the consolidated balance sheets. Changes in net unrealized profits or losses amounted to $1,588,146 and $809,090 during the fiscal years 2011 and 2010, respectively, and are recorded in trade revenue on the consolidated statements of operations and comprehensive income.

The Company, through its wholly-owned subsidiary, Goldenway UK, is engaged in the provision of foreign exchange brokerage services. Goldenway UK follows SAB 104 and recognizes revenues when Goldenway UK and customers enter brokerage service agreement, services rendered, the brokerage service fee is fixed and determinable and collectability is reasonably assured.

The Company is also engaged in trading of precious metal price contracts with other trading companies. There were no unrealized profits or losses from open position as of December 31, 2011 and 2010. The realized losses are recorded as investment loss on the consolidated statements of operations and comprehensive income.

The Company also holds physical precious metals for trading. The precious metals were marked to market at each year end date. The changes in fair value of these precious metals are recorded as fair value change of precious metals on the consolidated statements of operations and comprehensive income.

The Company earns interest income on unliquidated contract amounts. The interest is accrued and calculated based on agreed upon annual rate of 0.75% to 1.25%.

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for 2011 or 2010. The total amount charged to advertising expense was $1,146,155 and $1,220,959 for the years ended December 31, 2011 and 2010, respectively.

Cash and cash equivalents

Cash is comprised of cash on hand and unrestricted deposits. Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash equivalents are recorded at fair value.

Restricted Cash

Restricted cash represents security deposits withheld by an unrelated precious metal contracts trading company with which the Company opened a trading account.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable, due from major stockholder, other receivables, accounts payable, accrued expenses and other liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Level 2

Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry- standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

Accounts Receivable

The Company has agreements with several payment transfer agents who assist the customers to transfer funds to their trading accounts with the Company. The balance represents funds collected by the agents from the customers and to be remitted to the Company and the income receivable from the provision of foreign exchange brokerage services.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

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

Other Receivables

Other receivables represent miscellaneous receivables from various third parties.

Trading Precious Metals

The Company holds physical precious metals for trade. The precious metals were marked to market at each balance sheet date.

Deposits and Prepaid Expenses

The Company records goods and services paid for but not to be received until a future date as prepaid assets. These include payments for advertising and occupancy related expenses. Any prepaid expense to be realized beyond the next 12 months is classified as non-current.

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

The gain or loss on disposal of property and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the consolidated statements of operation and comprehensive income.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Reporting Currency and Foreign Currency Translation

As of December 31, 2011 and 2010, the accounts of the Company and its subsidiaries are maintained in their functional currencies, the U.S. dollar (“USD”), the Hong Kong dollar ("HK$") and the Great British Pound (“GBP”) for Goldenway, Inc., GPML and Goldenway UK, respectively. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Company are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the consolidated statements of operations and comprehensive income, and consolidated statements of cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

Foreign exchange rates used:

	December 31,	December 31,
	2011	2010

Period end USD/HK$ exchange rate	7.7663	7.7810
Average USD/HK$ exchange rate	7.7841	7.7686
Period end USD/GBP exchange rate	0.6436	N/A
November and December 2011 Average
USD/GBP exchange rate	0.6371	N/A

Intangible Assets and Goodwill

The standard, “Intangibles — Goodwill and Other”, requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed.

The Company has two membership licenses issued by CGSE to trade precious metal price contracts and physical precious metals. In addition, upon the acquisition of Goldenway UK (Note 3), a license of the FSA has been recognized as an identifiable intangible asset. All licenses, which are subject to renewal periodically, are not amortized and have an indefinite useful life because the management believes the Company will be able to continuously renew the license in the future.

The Company compares the recorded value of its indefinite life intangible assets and goodwill to their fair values on an annual basis and whenever circumstances arise that indicates that impairment may have occurred. We perform goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We concluded there was no impairment of intangible assets and goodwill during the years ended December 31, 2011 and 2010.

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

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

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

Asset Retirement Obligations

In accordance with the standard, “Asset Retirement Obligations”, the Company recognizes an estimated liability for future costs associated with the restoration of the leased office space. No assets are legally restricted for purposes of settling asset retirement obligations. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time the leasehold improvements are acquired. The increase in carrying value is included in property and equipment in the accompanying consolidated balance sheets. The Company depreciates the amount added to the related leasehold improvements and recognizes expense in connection with the accretion of the discounted liability over the remaining lease term.

During the year ended December 31, 2011, the Company recognized $16,058 (2010 - $50,122) asset retirement obligation and recorded the amount in accrued expenses and other liabilities on the accompanying consolidated balance sheets. The balance of the recorded assets for the asset retirement obligations as of December 31, 2011 was $17,731 (2010 - $29,050).

Accounts Payable

The balance represents commission payable to agents, withdrawals requested by customers and other payables to various vendors.

Customer Deposits

Customer deposits include amounts due on cash and margin transactions. These transactions include deposits adjusted for profits or losses arising from settled trades in customer accounts.

Unrealized Profits or Losses on Open Contracts

Unrealized profits or losses on open contracts revalued at prevailing precious metal price (the difference between contract price and market price) at the date of the balance sheets are included in unrealized profits or losses on open contracts.

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income, consists of foreign currency translation from the Company’s subsidiaries’ functional currencies, HK$ and GBP, to reporting currency, U.S. dollars.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Income Taxes

The Company utilizes the standard, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification (“ASC”) 260 “Earnings Per Share”. FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the year.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue ordinary common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted earnings per share includes the estimated impact of the exercise of contracts to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The Company does not have any securities that may potentially dilute the basic earnings per share.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized profits or losses resulting from currency translations of foreign subsidiaries.

Consolidated Statement of Cash Flows

In accordance with the standard, "Statement of Cash Flows", cash flows from the Company’s operations are calculated based upon the local currencies translated at the weighted average exchange rate for the year. As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Business Combinations

The Company applies ASC 805, Business Combinations to all its business combinations. The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase price of the acquisition is allocated to tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, the Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined.

Recently Adopted Accounting Standards

In December 2010, the FASB issued the amendment “Disclosure of supplementary pro forma information for business combinations”. The FASB amended the existing guidance to require a public entity, which presents comparative consolidated financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendment became effective for the Company on January 1, 2011. The Company has disclosed the pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period for the acqusition of Goldenway UK (Note 3).

In December 2010, the FASB issued and amended Accounting Standards Update (“ASU”) No. 2010-28 “when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. The FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. This guidance became effective for the Company on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet”. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, Intangibles Goodwill and Other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

In June, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

3.	Acquisition of Goldenway UK

On September 16, 2011, the Company received the approval of the London Financial Services Authority (the “FSA”) to complete the acquisition of Goldenway Global Investments (UK) Limited, formerly Goldenway Voltrex Investments Limited, a company registered in the United Kingdom. Pursuant to a share purchase agreement (“Share Purchase Agreement”) dated November 1, 2011, GPML acquired a 90.5% controlling interest in Goldenway UK, for an aggregate purchase price of £1,301,978 (approximately, $2,076,134). On the same day, the Company acquired the remaining interest of 9.5% from GIHL for £145,225 (approximately $231,623). GPML acquired this interest from Goldenway UK’s original shareholders in May 2011 at the same cost. Goldenway UK was formed on July 14, 1997, to engage in the provision of foreign exchange brokerage services in the United Kingdom.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

3.	Acquisition of Goldenway UK - continued

The acquisition was accounted for as a business combination and the purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

USD
Purchase price	$2,307,757
Value assigned to assets and liabilities
Assets:
Cash	71,191
Accounts receivable	1,399,195
Other receivables	69,753
Computer equipment	5,399
FSA license	1,529,578
Goodwill	427,136
Assets acquired	$3,502,252

Liabilities:
Accounts payable	$320,820
Accrued expenses and other liabilities	451,901
Income taxes payable	54,675
Deferred income tax liability	367,099
Liabilities assumed	$1,194,495

Net assets acquired	$2,307,757

The goodwill represents assembled workforce and residual that do not qualify for separate intangible asset recognition. The goodwill is not expected to be deductible for tax purposes.

According to the Share Purchase Agreement, the operational control of Goldenway UK passed to the Company effective November 1, 2011, and accordingly, the result of Goldenway UK’s operations have been included in the Company’s consolidated statements of operations and comprehensive income from that date.

The Company incurred approximately $539,620 consulting and professional fees in relation to the acquisition of Goldenway UK and recorded the amount as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the year ended December 31, 2011 and 2010 as if the acquisition of Goldenway UK had been completed on January 1, 2010. The pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

	2011	2010
Revenue	$45,632,820	$28,817,558
Net income	12,351,334	5,550,607
Earnings per common share
Basic and Diluted	$0.84	$0.38

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

4.	Fair Value Measurement

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels as of December 31, 2011 and 2010:

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$1,837,642	$-	$1,837,642
Trading precious metals	1,674,077	-	-	1,674,077

	$1,674,077	$1,837,642	$-	$3,511,719

Liabilities:
Unrealized losses on open contracts	$-	$245,856	$-	$245,856

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2010

	Level 1	Level 2		Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$1,294,188	$		$1,294,188
Trading precious metals	783,490	-		-	783,490

Total	$783,490	$1,294,188	$		$2,077,678
Liabilities:
Unrealized losses on open contracts	$-	$364,600	$		$364,600

Level 1 Financial Assets

The Company has investments in gold and silver that are Level 1 financial instruments and are recorded based upon listed or quoted gold and silver market prices. The investments in gold and silver are recorded in Trading precious metals.

Level 2 Financial Assets

The Company has open spot contracts that are Level 2 financial instruments and are recorded based on the difference in market price of the underlying precious metal of the open spot contracts between the date when the contracts are entered and the balance sheet date. The open spot contracts are recorded in Unrealized profits on open contracts and Unrealized losses on open contracts.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

5.	Other Receivables

Other receivables consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Funds in transit	$81,868	$-
CGSE rebate receivable	611,750	143,055
Staff loan	28,989	-

	$722,607	$143,055

Funds in transit represents the amount transferred from agents but have yet to be received by the Company as of December 31, 2011. Funds in transit were received subsequent to the year end date (i.e. January 2012). Normally funds in transit will be received within 5 business days.

CGSE charges the Company a fee for each precious metal price trading transaction and issues rebates based on the transaction volume.

The staff loan is the advance to a director of Goldenway UK. The amount is unsecured, non-interest bearing and has no fixed repayment terms.

6.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of December 31, 2011 and 2010:

	2011	2010

Deposit in Hantec Bullion Limited (a)	$475,708	$216,525
Advertising expenses	481,912	298,883
Funds to transfer agents	590,817	-
Legal and professional fee	437,078	-
Other deposits and prepaid expenses (b)	1,085,401	142,359
Deposits and prepaid expenses	$3,070,916	$657,767
Represented by:
Deposits and prepaid expenses – current	$1,965,475	$152,859
Deposits and prepaid expenses – non-current	1,105,441	504,908
	$3,070,916	$657,767

(a)

The Company executed trading of precious metal spot contracts through Hantec Bullion Limited (“Hantec”), a private precious metal trading company in Hong Kong. All the deposit with Hantec can be used for future trading or withdrawn at the Company’s discretion.

(b)	The balance mainly represented the deposits for utility, e-trading fees, other miscellaneous prepaid expenses for daily operations and data processing and service fee prepaid to Shenzhen Gateway Technology Limited (“Gateway”) (note 13) .

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

7.	Property and Equipment

Property and equipment, including leasehold improvements, consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Office equipment	$23,106	$16,907
Computer equipment	411,772	285,007
Leasehold improvements	363,194	224,869
Furniture and fixtures	44,503	37,196
Motor vehicle	80,127	-
Motor vessel	4,516,244	-
	5,438,946	563,979
Less: Accumulated depreciation	(610,056)	(140,620)

Property and equipment, net	$4,828,890	$423,359

Depreciation expense was $451,523 and $122,041 for the years ended December 31, 2011 and 2010, respectively, and was recorded as depreciation and amortization in the Company’s consolidated statements of operations and comprehensive income.

8.	Intangible Assets and goodwill

Intangible assets and goodwill consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Precious metal price trading licenses (i)	$637,369	$636,165
Precious metal trading platform (ii)	643,807	642,591
FSA license (iii)	1,529,578	-
Intangible assets	2,810,754	1,278,756
Less: accumulated amortization	(225,332)	(96,389)
Intangible assets, net	$2,585,422	$1,182,367

	2011	2010
Goodwill arising on consolidation(iii)	$427,136	$-

(i)

The Company acquired a precious metal price trading license from an unrelated party in 2009 and a physical precious metal trading license from another unrelated party in 2010. These licenses allow the Company to engage in the precious metal price trading activities with the public in Hong Kong, as a result, the Company became a member of CGSE, and can engage in trading of physical precious metals.

Both licenses can be traded freely with no expiration date and hence, considered to have indefinite useful lives.

(ii)	In 2010, the Company purchased an online precious metal trading platform from an affiliated company controlled by Mr. Tang Hao (Note 13). The platform is amortized over its useful life of 5 years.

(iii)	These are FSA licenses identified and goodwill recognized from the acquisition of Goldenway UK. Further details are set out in the Note 3 to the consolidated financial statements.

Amortization expense was $128,470 and $96,545 for the years ended December 31, 2011 and 2010, respectively, and was recorded as depreciation and amortization in the Company’s consolidated statements of operations and comprehensive income.

The estimated amortization expenses for the next 5 years are as follow:

2012	$128,467
2013	$128,467
2014	$128,467
2015	$32,117
2016	$-

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

9.	Accounts Payable

Accounts payable consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Commissions payable to agents	$1,143,573	$226,978
Withdrawals requested by customers	215,135	18,523
Other vendors	206,210	9,941
	$1,564,918	$255,442

Balance with other vendors includes a balance of $54,382 payable to a company whose director is also a director of Goldenway UK.

10.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Customer deposit held (a)	$1,239,665	$1,281,710
Employee compensation and benefit accrual	310,849	113,068
Asset retirement obligation	66,312	50,122
Other vendors	254,121	42,354
	$1,870,947	$1,487,254

(a)

In 2011, the Company was informed that there were purported offences committed by a couple in the People’s Republic of China (“PRC”), who misappropriated funds and transferred the funds to their personal bank account then traded through the Company’s trading platform. The PRC police had procured to freeze the funds in transit to the Company from this couple. The investigation against this couple is still ongoing and there has been no claims against the Company. As of December 31, 2011, the accumulated funds received from this couple was $1,239,665 (December 31, 2010 - $1,281,710, change in 2011 is due to foreign currency translation). Even though this couple lost all funds through their trading activities, the Company did not recognize any revenue from this couple’s trades and included the money received from this couple in other liabilities.

11.	Stockholders’ Equity

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

The 24,587,299 shares exchanged were issued and outstanding given the effectiveness of the Share Exchange Agreement on September 30, 2011. The actual issuance of the shares is dated October 18, 2011.

As part of the Share Exchange Agreement, the Company canceled 26,674 shares and a 1-for-0.481752 share reverse split was executed, which effectively reduce the number of outstanding shares by 15,770,596 shares.

The Company incurred approximately $428,382 in relation to the RTO and recorded the amount as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

11.	Stockholders’ Equity - continued

The following is a reconciliation of the restatement of the Company’s common stock and additional paid-in capital as of December 31, 2010 as a result of the RTO:

	Common stock
	Number of		Additional Paid-in
	Shares	Par Value	Capital
BALANCE, DECEMBER 31, 2009	30,000,000	$3,870,958	$-

Increase in common stock	70,000,000	9,020,619	-

BALANCE, DECEMBER 31, 2010	100,000,000	12,891,577	-

Common stock of GWPL exchanged for common stock of CII	(100,000,000)	(12,891,577)	12,891,577

Common stock of CII issued for common stock of GWPL	24,587,299	24,587	(24,587)

Common stock of CII upon RTO	5,870,000	5,870	(5,870)

Cancellation of shares upon RTO	(26,674)	(27)	27

Effect of 1-for-0.481752 share reverse split	(15,770,596)	(15,770)	15,770

BALANCE, DECEMBER 31, 2010 and 2009	14,660,029	$14,660	$12,876,917

The authorized number of shares of common stock as of December 2011 and 2010 was 75,000,000.

The common stock and the additional paid-in capital are restated to take into effect the RTO and the 1-for-0.481752 share reverse split during the fiscal year.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

12.	Earnings Per Share

Earnings per share (“EPS”) information for the years ended December 31, 2011 and 2010 were determined by dividing net income attributable to the shareholders for the year by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of December 31, 2011 and 2010, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore the basic and diluted earnings per share for the respective years are equal.

	2011	2010
Numerator
Net income attributable to common shareholders	$12,688,331	$5,565,820

Denominator
Weighted average shares of common stock	14,660,029	14,660,029

Basic and diluted earnings per common stock	$0.87	$0.38

13.	Related Party Transactions and Balances

The Company has engaged in related party transactions with certain majority stockholders, directors and officers of the Company as described below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that could prevail in arm’s-length transactions.

Entities under common control are:

Entities	Business	Relationship
ICICLE Technology Limited (“ICICLE”)	Information Technology (“IT”) service	Affiliated Company - Controlled by Mr. Hao Tang
Gateway	IT services	Affiliated Company - Controlled by Mr. Hao Tang
GIHL	Investment	Majority Stockholder
Goldenway Investments (HK) Limited (“HK”)	Securities and futures broker	Sister Company
Mr. Hao Tang	N/A	Controlling Party of Majority Stockholder

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

13.	Related Party Transactions and Balance - continued

•	ICICLE

During fiscal year ended December 31, 2010, the Company paid $475,604 for IT services to ICICLE and recorded the expenses as a data processing and service fee under the consolidated statements of operations and comprehensive income. No such fees were paid during fiscal 2011.

•	Gateway

During fiscal year ended December 31, 2010, the Company purchased an online precious metal trading platform for $643,633 from Gateway (Note 8 (ii)). The online trading platform was recorded as an intangible asset. No such purchase were made during fiscal 2011. The Company entered into an IT maintenance service agreement with Gateway whereby Gateway provides IT services for an annual fee of approximately $128,000. The agreement is subject to annual renewal. During the year, the Company incurred $69,586 of IT service fee to Gateway (2010 - $96,545), for which the expense was recorded as a data processing and service fee under the consolidated statements of operations and comprehensive income. As of December 31, 2011, the Company prepaid $91,206 to Gateway for future IT services (2010 - $32,130) and recorded the amounts as other deposits and prepaid expenses (Note 6).

•	GIHL

A management fee agreement between the Company, and affiliated companies that are 100% owned by GIHL. GIHL provides management service charges to the Company and the affiliated companies based on the actual operating costs incurred by the GIHL whereby GIHL plus a mark-up rate on certain operation costs on a pro-rated bases. Since October 1, 2011, the management fee agreement was amended to eliminate the mark-up rate component and operating costs are proportionally shared, based on the number of related labors employed by different subsidiaries. The management fee shall be payable on a monthly basis or on demand after a provision of service by the GIHL.

During fiscal year ended December 31, 2011, the Company incurred $6,399,912 (2010 - $5,199,457) management fees to GIHL. The Company also made advances to the GIHL during the year. The balance as of December 31, 2011 was money transferred to GIHL for the settlement of GPML’s related staff cost. As of December 31, 2011, the Company has $494,732 (2010- $13,981,565) net receivable from the GIHL.

•	HK

The Company entered into a marketing and advertising service agreement with HK whereby HK provides marketing and advertising consulting services for an annual fee of approximately $690,000. The agreement is subject to annual renewal. During fiscal year ended December 31, 2011, the Company incurred $693,722 (2010 - $695,124) for consultancy fee to HK for advertising services and recorded the expenses as advertising expenses under the consolidated statement of operations and comprehensive income.

•	Dividend

On June 30, 2011 and September 30, 2011, prior to the closing of the share exchange transaction, GPML declared a dividend of $14,005,862 and $4,236,452, or $0.14 per share and $0.04 per share, respectively, on the 100,000,000 shares issued to GIHL.

•	Mr. Hao Tang

Mr. Hao Tang, the major shareholder and an officer of the Company, has a trading account on the Company’s trading platform as of December 31, 2011. No trading activity was made by Mr. Tang during the fiscal year ended December 31, 2011 (2010 - a profit of $5,310). His deposit balance in the trading account with the Company as at December 31, 2011 was $56,857 (December 31, 2010 - $56,857).

All balances with related parties are unsecured, non-interest bearing and have no fixed terms of repayments.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

14.	Income Taxes

GPML, the Hong Kong operating subsidiary of the Company, is subject to income taxes, which is governed by the Hong Kong Profits Tax Law. Under Hong Kong Profits Tax Law, GPML is subject to profits tax at a statutory rate of 16.5% on income reported in the statutory financial statements after appropriate tax adjustments.

Goldenway UK, the United Kingdom of Great Britain and Northern Ireland operating subsidiary of the Company, is subject to income taxes, which is governed by the United Kingdom of Great Britain and Northern Ireland Income Tax Act (“UK Tax Act”). Under UK Tax Act, Goldenway UK is subject to profits tax at a statutory rate of 24% on income reported in the statutory financial statements after appropriate tax adjustments.

Reconciliation of income tax expenses to the amount computed by the current statutory rate to income before income taxes is as follows:

	2011	2010

Income before income taxes	$15,711,270	$6,674,688

US statutory rate of 34%	$5,341,830	$2,269,394

Foreign income not recognized in US	(5,347,696)	(2,269,394)
Foreign income taxed at 16.5% in HK and 24% in UK	2,636,912	1,101,324
Foreign non-deductible expenses	199,111	7,631
Foreign non-taxable income	(122)	(87)
Change in valuation allowance	62,128	-
Other	130,776	-

Total provision for income taxes	$3,022,939	$1,108,868

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred income tax assets
Accounts receivable	$-	$176,069
Property and equipment	15,458	-
Intangible assets	23,901	-
Accrued expenses and other liabilities	-	249,354
Customer deposits	425,332	-
Loss carry forward	142,822	-
	607,513	425,423
Valuation allowance	(158,279)	-
Deferred income tax assets	$449,234	$425,423

Deferred income tax liabilities
Allowance for doubtful accounts	$15,348	$-
Balances with related parties	19,706	19,669
Property and equipment	601,365	127,540
Intangible assets	367,099	-
Deferred income tax liabilities	$1,003,518	$147,209

Tax losses carried forward from Goldenway UK amounted to $136,958 and can be carried forward indefinitely.

Goldenway, Inc. (formerly Cyber Informatix, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(Expressed in US Dollars)

15.	Commitments

Leases - The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2013. Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases, are as follows:

Year ending December 31,

2012	$385,757
2013	20,606

$406,363

16.	Regulatory Requirements

The Company, as a member of CGSE, is subject to working capital and asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 (HK$ 1.5 million) and the minimum required assets are $643,000 (HK$ 5 million).

As of December 31, 2011, the GPML has $9,845,686 and $1,674,077 cash and trading precious metals, respectively (2010- $7,975,652 and $783,490).

The GPML’s total assets are $28,645,454 as of December 31, 2011 (2010- $27,474,919).

In addition, the FSA requires Goldenway UK to maintain a regulatory basic capital of $162,000 (EUR 125,000), and a Pillar 2 capital requirement of $787,000 (GBP 507,000).

As of December 31, 2011, Goldenway UK has net asset of $1,266,526.

The Company was in compliance with all the requirements as of December 31, 2011 and 2010.

17.	Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by the Company’s chief executive officer, or CEO, who is chief operating decision maker in evaluating its financial performance and resource allocation. The Company’s operations relate to provision of foreign exchange brokerage services, dealing of precious metal price contracts and trading of precious metals during the year and related services. Based on the criteria stated in ASC 280 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, the Company has determined that it operates as a single operating and reportable segment.

For fiscal years ended December 31, 2011 and 2010, no single customer accounted for more than 10% of the Company’s revenue. The Company does not allocate revenues by geographic regions since the Company trades on an aggregate basis and does not have a method to systematically attribute trading volume from a geographic region to associated revenue from a particular geographic region.

18.	Contingencies and Subsequent Events

On December 8, 2011 and February 29, 2012, the Company’s trading system was seriously attacked by unknown actors and its business and operations were temporarily disrupted, which led to quoting errors. As of the date of this report, the Company has not been notified of any claim against it alleging any harm caused to third parties by this disruption. In view of this, the Company’s management has determined that no provision should be provided for these incidents.

EXHIBIT INDEX

Exhibit	Description
No.
2.1

Share Exchange Agreement, dated September 30, 2011, by and among, Cyber Informatix, Inc., Goldenway Precious Metals Limited, Goldenway Investments Holdings Limited and the Majority stockholders of Cyber Informatix, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A filed on January 31, 2012)

3.1	Articles of Incorporation of the Company, as amended on December 9, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 2, 2012).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on October 22, 2008).
10.1

Tenancy Agreement, dated March 30, 2010, between Wide Harvest Investment Limited and Goldenway Precious Metals Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on January 31, 2012)

10.2

Tenancy Agreement, dated June 29, 2009, between Harbour City Estates Limited and Goldenway Precious Metals (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on January 31, 2012)

10.3

Tenancy Agreement, dated November 15, 2010, between Harbour City Estates Limited and Goldenway Precious Metals Limited (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on January 31, 2012)

10.4

Client agreement, dated September 30, between Goldenway Precious Metals Limited and Goldenway Investment (HK) Limited (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed on January 31, 2012)

10.5

English translation of Software Development Contract, dated March 26, 2010, between Goldenway Precious Metals Limited and Shenzhen Gateway Technology Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.6

Executive Employment Agreement, dated September 30, 2011, between Cyber Informatix, Inc. and Hao Tang (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.7

Executive Employment Agreement, dated September 30, 2011, between Cyber Informatix, Inc. and Yue Yue Chan (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.8

English Translation of Prolocutor Contract, dated October 16, 2009, between Simon Yam and Goldenway Investments Holdings Limited (incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.9

Employment Agreement, dated December 20, 2011, between Goldenway, Inc. and Ricky Wai Lam Lai (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 2, 2012)

10.10*	Share Purchase Agreement, dated November 1, 2011, between Goldenway Precious Metals Limited, Goldenway Voltrex Investments Limited, Individual Sellers and VFX Financial PLC.
10.11*	Management Fee Agreement, dated October 1, 2011, between Goldenway Precious Metals Limited and Goldenway Investments Holdings Limited
14.1	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 22, 2011.
21*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002