Form 10-Q
period 2012-03-31
Goldenway, Inc.
filed 2012-05-14
CIK 1446210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File No. 333-154610

GOLDENWAY, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3968194
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suites 3701-4, 37/F
Tower 6, The Gateway, Harbour City,
Tsim Sha Tsui, Kowloon,
Hong Kong
(Address of principal executive offices)

+852-3719-9399
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]          No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]          No [X]

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

Yes [X]          No [  ]

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

Yes [  ]          No [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 14,660,029 outstanding as of May 14, 2012.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements.

GOLDENWAY, INC.
Interim Condensed Consolidated Financial Statements
For the Three Months Ended
March 31, 2012 and 2011

Goldenway, Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

		March 31,	December 31,
As of	Note	2012	2011
ASSETS
Current Assets:

Cash		$13,044,503	$10,267,457
Accounts receivable, net of allowance for doubtful accounts ($Nil for both March 31, 2012 and December 31, 2011)		3,243,778	2,358,677
Unrealized profits on open contracts	3	1,774,000	1,837,642
Other receivables	4	742,432	722,607
Trading precious metals	3	1,921,361	1,674,077
Deposits and prepaid expenses	5	2,756,426	1,965,475
Deferred income tax assets		-	449,234
Total current assets		23,482,500	19,275,169
Property and equipment, net	6	4,790,256	4,828,890
Intangible assets, net	7	2,781,896	2,585,422
Goodwill	7	427,136	427,136
Deposits and prepaid expenses – non-current	5	925,634	1,105,441
Due from majority stockholder	10	-	494,732
Total assets		$32,407,422	$28,716,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	8	$1,606,380	$1,564,918
Customer deposits		10,980,149	8,389,460
Unrealized losses on open contracts	3	120,307	245,856
Accrued expenses and other liabilities		1,938,324	1,870,947
Income taxes payable		2,137,382	1,921,033
Deferred income tax liabilities		193,865	35,054
Due to a sister company	10	53,235	-
Due to majority stockholder	10	60,354	-
Total current liabilities		17,089,996	14,027,268
Other liabilities:
Deferred income tax liabilities – non-current		367,099	968,464
Total liabilities		17,457,095	14,995,732
COMMITMENTS AND CONTINGENCIES
Shareholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 14,660,029 shares issued and outstanding		14,660	14,660
Additional paid-in capital		12,877,163	12,877,163
Retained earnings		2,079,132	889,060
Accumulated other comprehensive income		(20,628)	(59,825)
Total shareholders’ equity		14,950,327	13,721,058
Total liabilities and shareholders’ equity		$32,407,422	$28,716,790

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Goldenway, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income
(Expressed in US dollars)
(Unaudited)

		For the Three Months Ended
		March 31
	Note	2012	2011
REVENUES

Trading revenue		$9,344,097	$7,096,891
Foreign exchange brokerage services		202,336	-
Interest income from customers’ trading accounts		270,814	216,177
Fair value change of precious metals		124,167	62,206
Total revenues		9,941,414	7,375,274

EXPENSES
Management fees	10	196,263	1,856,556
Trading expenses and commissions		3,295,751	1,209,821
Employee compensation and benefits		1,819,640	238,624
General and administrative expenses		1,076,649	97,428
Advertising expenses	10	1,136,789	218,358
Bad debt expenses		-	42,868
Occupancy expenses		189,662	173,286
Depreciation and amortization		277,995	90,655
Data processing and service fees	10	317,626	69,328
Total expenses		8,310,375	3,996,924
Other income		6,117	2,438

INCOME BEFORE INCOME TAXES		1,637,156	3,380,788
INCOME TAXES
Provision for income taxes		410,584	648,607
Deferred income tax provision (recovery)		36,500	(17,140)

		447,084	631,467
NET INCOME		1,190,072	2,749,321
OTHER COMPREHENSIVE INCOME
Foreign currency translation		39,197	7,332
COMPREHENSIVE INCOME		$1,229,269	2,756,653

NET INCOME		$1,190,072	$2,749,321

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
Basic and Diluted	9	14,660,029	14,660,029

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and Diluted	9	$0.08	$0.19

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Goldenway, Inc.
Interim Condensed Consolidated Statements of Shareholders’ Equity
As of March 31, 2012 and December 31, 2011
(Expressed in US dollars)
(Unaudited)

	Common Stock
					Accumulated
			Additional		Other	Total
	Number of		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income	Equity
BALANCE, December 31, 2011	14,660,029	$14,660	$12,877,163	$889,060	$(59,825)	$13,721,058
Net income for the period	-	-	-	1,190,072	-	1,190,072
Foreign currency translation adjustment	-	-	-	-	39,197	39,197

BALANCE, March 31, 2012	14,660,029	$14,660	$12,877,163	$2,079,132	$(20,628)	$14,950,327

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Goldenway, Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended
	31 March
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,190,072	$2,749,321
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized profit	(61,907)	(1,630,889)
Depreciation and amortization	277,995	90,655
Deferred income tax	36,500	(17,140)
Change in fair value of trading precious metals	(124,167)	(62,206)
Allowance for doubtful receivables	-	42,868
Changes in assets and liabilities:
(Increase) decrease in assets -
Accounts receivable	(885,101)	(1,323,654)
Other receivables	(19,825)	(55,695)
Trading precious metals	(123,117)	(230,516)
Deposits and prepaid expenses	(611,144)	(102,117)
Increase (decrease) in liabilities -
Accounts payable	41,462	329,308
Accrued expenses and other liabilities	67,377	(120,048)
Customer deposits	2,590,689	3,137,804
Income taxes payable	186,529	648,607
Due to majority stockholder	555,086	-
Due to a sister company	53,235	-
Net cash provided by operating activities	3,173,684	3,456,298

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(157,216)	(122,646)
Purchase of intangible assets	(257,745)	-
Due to majority stockholder	-	(4,349,092)
Prepayment on equipment	-	(1,298,318)
Net cash used in investing activities	(414,961)	(5,770,056)

NET INCREASE (DECREASE) IN CASH	2,758,723	(2,313,758)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,323	2,585
Cash, beginning of period	10,267,457	7,975,652
Cash, end of period	$13,044,503	$5,664,479
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest received	$270,814	$216,177

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Non-cash Investing Activities

Before the RTO, the Company declared dividends totaling $7,640,940 during the three months ended March 31, 2011 to reduce the due from majority stockholder account. No such dividend was declared during the three months ended March 31, 2012.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

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

On September 30, 2011, CII closed a share exchange agreement (the “Share Exchange Agreement”), with Goldenway Precious Metals Limited (“GPML”), its sole shareholder, Goldenway Investments Holding Limited (“GIHL”), and Mr. Terry G. Bowering, CII’s majority stockholder, pursuant to which CII acquired 100% of the issued and outstanding capital stock of GPML in exchange for 24,587,299 shares of CII’s common stock, par value $0.001, which constituted 80.80% of CII’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. This transaction was recorded as a reverse merger and recapitalization ("RTO") for accounting purposes whereby CII (the legal acquirer) is considered the accounting acquiree and GPML (the legal acquiree) is considered the accounting acquirer and the historical operations are those of the accounting acquirer. As a result of this transaction, GPML is deemed to be a continuation of the business of CII. Accordingly, the accompanying interim condensed consolidated financial statements are those of GPML. The assets and liabilities of GPML have been brought forward at their book value and no goodwill has been recognized. The historical shareholders’ equity of CII prior to the share exchange has been retroactively restated for the equivalent number of shares received as if the share exchange occurred as of the beginning of the first period presented.

Subsequent to the RTO, CII changed its name to Goldenway, Inc.

GPML was incorporated in Hong Kong on April 7, 2009. GPML has obtained licenses from the Chinese Gold & Silver Exchange Society (the “CGSE”) and is involved in the trading of precious metals spot contracts, through its electronic trading platform, and precious metals. The GPML is one of the CGSE’s recognized E-Trading members.

On November 1, 2011, GPML acquired 100% of Goldenway Global Investments (UK) Limited (“Goldenway UK”) which was incorporated in United Kingdom on July 14, 1997. Goldenway UK has obtained a license from the London Financial Services Authority (“FSA”) and is involved in the provision of foreign exchange brokerage services.

The accompanying interim condensed consolidated financial statements include the accounts of the CII, GPML and Goldenway UK (collectively referred as the “Company”, “we”, “our” or “us”). All inter-company balances and transactions have been eliminated on consolidation. The accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The result of operations for any interim period is not necessarily indicative of results for the full year.

The interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Form 10-K dated March 29, 2012; except as disclosed in Note 2. They do not include certain footnote disclosures and financial information normally included in annual financials prepared in accordance with U.S. GAAP and, therefore, should be read in conjunction with the Form 10-K as aforementioned.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

In June, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles Goodwill and Other (Topic 350): The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income”. The amendments are being made to allow FASB time to re- deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.ASU No. 2011-12 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s interim condensed consolidated financial statements

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet”. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-11 is effective for the Company on January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s interim condensed consolidated financial statements.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

Foreign exchange rates used:

	March 31,	December 31,	March 31,
	2012	2011	2011
Period end USD/HK$ exchange rate	7.7656	7.7663	7.7750
Average USD/HK$ exchange rate	7.7596	7.7841	7.7872

3.	Fair Value Measurement

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements on a Recurring Basis
	As of March 31, 2012
	Level 1	Level 2		Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$1,774,000	$	- $	1,774,000
Trading precious metals	1,921,361	-		-	1,921,361

Total	$1,921,361	$1,774,000	$	- $	3,695,361

Liabilities:
Unrealized losses on open contracts	$-	$120,307		$-	$120,307

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2011
	Level 1	Level 2		Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$1,837,642	$	- $	1,837,642
Trading precious metals	1,674,077	-		-	1,674,077

	$1,674,077	$1,837,642	$	- $	3,511,719

Liabilities:
Unrealized losses on open contracts	$-	$245,856		$-	$245,856

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

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

4.	Other Receivables

Other receivables consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Funds in transit	$139,391	$81,868
CGSE rebate receivable	578,458	611,750
Staff loan	24,583	28,989

	$742,432	$722,607

Funds in transit represents the amount transferred from agents but have yet to be received by the Company as of March 31, 2012. Funds in transit were received subsequent to the period end date (i.e. April 2012). Normally funds in transit will be received within 5 business days.CGSE charges the Company a fee for each precious metal price trading transaction and issues rebates based on the transaction volume.

The staff loan is the advance to a director of Goldenway UK. The amount is unsecured, non-interest bearing and has no fixed repayment terms.

5.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of March 31, 2012 and December 31, 2011:

		March 31,	December 31,
		2012	2011
Deposit in Hantec Bullion Limited	(a)	$475,750	$475,708
Advertising expenses		515,148	481,912
Funds to transfer agents		666,851	590,817
Legal and professional fee		577,051	437,078
Other deposits and prepaid expenses	(b)	1,447,260	1,085,401
Deposits and prepaid expenses		$3,682,060	$3,070,916
Represented by:
Deposits and prepaid expenses – current		$2,756,426	$1,965,475
Deposits and prepaid expenses – non-current		925,634	1,105,441
		$3,682,060	$3,070,916

(a)

The Company executed trading of precious metal spot contracts through Hantec Bullion Limited (“Hantec”), a private precious metal trading company in Hong Kong. All the deposit with Hantec can be used for future trading or withdrawn at the Company’s discretion.

(b)

The balance mainly represented the deposits for utility, e-trading fees, other miscellaneous prepaid expenses for daily operations and data processing and service fee prepaid to Shenzhen Gateway Technology Limited (“Gateway”) (Note 10).

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

6.	Property and Equipment

Property and equipment, including leasehold improvements, consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Office equipment	$23,512	$23,106
Computer equipment	427,459	411,772
Leasehold improvements	363,194	363,194
Furniture and fixtures	44,503	44,503
Motor vehicle	206,422	80,127
Motor vessel	4,531,193	4,516,244
	5,596,283	5,438,946
Less: Accumulated depreciation	(806,027)	(610,056)

Property and equipment, net	$4,790,256	$4,828,890

Depreciation expense was $216,780 and $58,551 for the three months ended March 31, 2012 and 2011, respectively, and was recorded as depreciation and amortization in the Company’s interim condensed consolidated statements of operations and comprehensive income.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Precious metal price trading licenses (i)	$637,427	$637,369
Precious metal trading platform (ii)	901,411	643,807
FSA license (iii)	1,529,578	1,529,578
Intangible assets	3,068,416	2,810,754
Less: accumulated amortization	(286,520)	(225,332)
Intangible assets, net	$2,781,896	$2,585,422

	March 31,	December 31,
	2011	2011
Goodwill arising on consolidation(iii)	$427,136	$427,136

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

(ii)

In 2010, the Company purchased an online precious metal trading platform from an affiliated company controlled by Mr. Tang Hao. The platform is amortized over its useful life of 5 years. During the three months ended March 31, 2012, the Company acquired another online trading platform from GIHL, which is amortized over its useful life of 5 years. Details are set out in Note 10 to the interim condensed consolidated financial statements.

(iii)	These are FSA licenses identified and goodwill recognized from the acquisition of Goldenway UK.

(iv)

The Company compares the recorded value of its indefinite life intangible assets and goodwill to their fair values on an annual basis and whenever circumstances arise that indicates that impairment may have occurred. We perform goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We concluded there was no impairment of intangible assets and goodwill during the three months ended March 31, 2012 and 2011.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

Amortization expense was $61,215 and $32,104 for the three months ended March 31, 2012 and 2011, respectively, and was recorded as depreciation and amortization in the Company’s interim condensed consolidated statements of operations and comprehensive income.

The estimated amortization expenses for the next 5 years are as follow:

2012	$135,212
2013	$180,282
2014	$180,282
2015	$105,165
2016	$51,509

8.	Accounts Payable

Accounts payable consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Commissions payable to agents	$1,495,046	$1,143,573
Withdrawals requested by customers	69,054	215,135
Other vendors	42,280	206,210
	$1,606,380	$1,564,918

As of March 31, 2012 and December 31, 2011, the balance with other vendors includes a balance of $Nil and $54,382, respectively, payable to a company whose director is also a director of Goldenway UK.

9.	Earnings Per Share

Earnings per share (“EPS”) information for the three months ended March 31, 2012 and 2011 were determined by dividing net income attributable to the shareholders for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

For the three months ended March 31, 2012 and 2011, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore the basic and diluted earnings per share for the respective periods are equal.

	March 31, 2012	March 31, 2011
Numerator
Net income attributable to common shareholders	$1,190,072	$2,749,321

Denominator
Weighted average shares of common stock	14,660,029	14,660,029
Basic and diluted earnings per common stock	$0.08	$0.19

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

10.	Related Party Transactions and Balances

The Company has engaged in related party transactions with certain majority stockholders, directors and officers of the Company as described below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that could prevail in arm’s-length transactions.

Entities under common control are:

Entities	Business	Relationship
Gateway	IT services	Affiliated Company - Controlled by Mr. Hao Tang

GIHL	Investment	Majority Stockholder

Goldenway Global Investments (New Zealand) Limited (“GWNZ”)	Foreign exchange trading and related brokerage services	GIHL subsidiary or sister company

Goldenway Investments (HK) Limited (“HK”)	Securities and futures broker	GIHL Subsidiary

Mr. Hao Tang	N/A	Controlling Party of Majority Stockholder

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

10.	Related Party Transactions and Balance - continued

  Gateway

  During the three months ended March 31, 2012, the Company incurred $32,218 (March 31, 2011 - $32,105) of IT service fee to Gateway, for which the expense was recorded as a data processing and service fee under the interim condensed consolidated statements of operations and comprehensive income. As of March 31, 2012, the Company prepaid $59,021 to Gateway for future IT services (December 31, 2011 - $91,206) and recorded the amounts as other deposits and prepaid expenses (Note 5).

  GIHL

  During the three months ended March 31, 2012 and 2011, the Company incurred $196,263 and $1,856,556 management fees to GIHL, respectively. The Company also made advances to the GIHL during the year ended December 31, 2011. As of March 31, 2012, the Company has $60,354 net payable to the GIHL (December 31, 2011 – net receivable from the GIHL of $494,732).

  In addition, during the three months ended March 31, 2012, the Company acquired an online trading platform for approximately $258,000 as well as incurred a monthly maintenance fee of approximately $15,000 from GIHL.

  GWNZ

  During the three months ended March 31, 2012 and 2011, the Company earned $202,336 and $Nil commission from GWNZ. As of March 31, 2012, the Company has $53,235 (December 31, 2011- $Nil) net payable to the GWNZ.

  HK

  During the three months ended March 31, 2012, the Company incurred $173,978 (March 31, 2011 - $173,361) for advertising services.

  Dividend

  On March 31, 2011, prior to the closing of the share exchange transaction, GPML declared a dividend of $7,640,940 or $0.07 per share on the 100,000,000 shares issued to GIHL.

  Mr. Hao Tang

  Mr. Hao Tang, the major shareholder and an officer of the Company, has a trading account on the Company’s trading platform as of March 31, 2012. No trading activity was made by Mr. Tang during the three months ended March 31, 2012 and 2011. His deposit balance in the trading account with the Company as of March 31, 2012 was $56,857 (December 31, 2011 - $56,857).

All balances with related parties are unsecured, non-interest bearing and have no fixed terms of repayments.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

11.	Commitments

Leases - The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2015. Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases, are as follows:

Year ending December 31,
2012	$1,351,400
2013	1,615,200
2014	1,594,600
2015	853,700

$5,414,900

12.	Regulatory Requirements

The Company, as a member of CGSE, is subject to working capital and asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 (HK$ 1.5 million) and the minimum required assets are $643,000 (HK$ 5 million).

As of March 31, 2012, the GPML has $12,230,851 and $1,921,361 cash and trading precious metals, respectively (December 31, 2011- $9,845,686 and $1,674,077).

The GPML’s total assets are $32,635,559 as of March 31, 2012 (December 31, 2011- $28,645,454).

In addition, the FSA requires Goldenway UK to maintain a regulatory basic capital of $162,000 (EUR 125,000), and a Pillar 2 capital requirement of $787,000 (GBP 507,000). As of March 31, 2012, Goldenway UK has net asset of $496,277, but the Company transferred funds to Goldenway UK subsequent to the period to cover the Pillar 2 shortfall to be in compliance with the capital requirements.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

13.	Segment Information

The Company has two reportable segments: Foreign Exchange Brokerage Services and Others segment and Precious Metals segment. The Foreign Exchange Brokerage Services and Others segment consists of Goldenway UK and CII, while the Precious Metals segment represents GPML. These two segment offer different products and services. The reportable segments are managed separately because they provide distinct products and provide different services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s interim condensed consolidated financial statements for the first three months of fiscal year 2012 are as follows:

For the three months ended March 31, 2012 and 2011, the information concerning the Company’s operations by reportable segment is as follows:

	Foreign Exchange
	Brokerage Services	Precious Metals	Elimination	Consolidated
	$	$	$	$
Revenue from foreign exchange brokerage services	202,336	-		202,336
Trading revenue	-	9,344,097		9,344,097
Fair value change of precious metals	-	124,167		124,167
Interest income from customers’ trading accounts	-	270,814		270,814
Total revenues	202,336	9,739,078		9,941,414

Income before income taxes	(585,271)	2,220,875	1,552	1,637,156

Income taxes	-	447,084		447,084

Depreciation and amortization	20,162	257,833		277,995

Additions to property and equipment	-	157,216		157,216

Additions to intangible assets	-	257,745		257,745

Goodwill	-	-	427,136	427,136

Segment assets	1,404,090	32,635,559	(1,632,227)	32,407,422

During the three months ended March 31, 2011, the Company had only one reportable segment being the Precious Metals segment.

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

Our revenue from our electronic trading platform trading spot contracts of precious metals is derived from the difference between the customer’s bid and offer prices and the eventual settlement price. If we receive customers’ spot contract orders requesting physical delivery, we will meet their demands either by selling bullion from our inventory or purchasing the bullion from a third-party bullion provider and reselling them to our customers. Hence, our revenue from our purchase and sale of gold and silver products is earned on the resale of the resulting bullion to our customers based on the revaluation of precious metals on hand at higher prices.

In addition, through our subsidiary, Goldenway UK, our revenue generated is derived from the provision of foreign exchange brokerage services to active retail customers globally.

Our revenues increased from $7.38 million in the 2011 first quarter to $9.94 million in the 2012 first quarter representing an increase of approximately 34.8%. Our net income decreased to $1.19 million in the 2012 first quarter, from $2.75 million in the 2011 first quarter. Revenue generated from spot contracts traded on the electronic trading platform accounted for approximately 96.7% and 99.2% (including the investment loss from spot contracts) of our revenues for the 2012 and 2011 first quarters, respectively. Revenue generated from realized and revaluation of precious metals accounted for 1.3% and 0.8% of our revenues in the 2012 and 2011 first quarters, respectively. Revenue generated from foreign exchange brokerage services, resulted in 2.0% and nil of our revenues for the 2012 and 2011 first quarters, respectively.

Our principal executive offices are located at Suites 3701-4, 37/F, Tower 6, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong. The telephone number at our principal executive office is +852 3719-9399. All our transactions and the technologies related to our online trading platform, including the servers that carry out these transactions, are executed and located in Hong Kong.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth key components of our results of operations during the three months ended March 31, 2012 and 2011, both in dollars and as a percentage of our net sales.

	For the Three Months Ended
	March 31,		March 31,
	2012		2011
	(Unaudited)		(Unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
REVENUES
Trading revenue	$9,344,097		$7,096,891
Foreign exchange brokerage services	202,336		-
Interest income from customers’ trading accounts	270,814		216,177
Fair value change of precious metals	124,167		62,206
Total revenues	9,941,414		7,375,274
EXPENSES
Management fees	196,263	2.0%	1,856,556	25.2%
Trading expenses and commissions	3,295,751	33.2%	1,209,821	16.4%
Employee compensation and benefit	1,819,640	18.3%	238,624	3.2%
General and administrative expenses	1,076,649	10.8%	97,428	1.3%
Advertising expenses	1,136,789	11.4%	218,358	3.0%
Bad debt expenses	-	-%	42,868	0.6%
Occupancy expenses	189,662	1.9%	173,286	2.3%
Depreciation and amortization	277,995	2.8%	90,655	1.2%
Data processing and service fees	317,626	3.2%	69,328	0.9%
Total expenses	8,310,375	83.6%	3,996,924	54.2%
Other income	6,117	0.1%	2,438	0.1%
INCOME BEFORE INCOME TAXES	1,637,156	16.5%	3,380,788	45.8%
INCOME TAXES
Provision for income taxes	410,584	4.1%	648,607	8.8%
Deferred income tax provision (recovery )	36,500	0.4%	(17,140)	(0.2%	)
	447,084	4.5%	631,467	8.6%
NET INCOME	1,190,072	12.0%	2,749,321	37.3%

OTHER COMPREHENSIVE INCOME
Foreign currency translation	39,197	0.4%	7,332	0.1%
COMPREHENSIVE INCOME	$1,229,269	12.4%	$2,756,653	37.4%

Revenue. Total revenue increased by $2.56 million, or 34.8%, to $9.94 million for the three months ended March 31, 2012, compared to $7.38 million for the three months ended March 31, 2011. This increase was primarily due to the substantial increase in trading volume which is in line with the increase in the number of customers; and the fact that the market prices of gold and silver during the 2012 period were much more volatile than that of the prior period. Our electronic trading platform accounted for approximately 96.7% and 99.2% of our revenues for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011 revenue generated from realized and revaluation of precious metals accounted for 1.3% and 0.8% of our revenues, respectively, and revenue generated from foreign exchange brokerage services (which commenced in January 2012), resulted in 2.0% and nil of our revenues, respectively.

Expenses. During the three months ended March 31, 2012, the expenses were comprised of Management fee, Trading expenses and commissions, Employee compensation and benefit, General and administrative expenses, Advertising expenses, Occupancy expenses, Depreciation and amortization, and Data processing and service fees. Expenses increased by $4.31 million, or 107.9%, during the three months ended March 31, 2012, to $8.31 million, as compared to $4.00 million during the 2011 period, due to increases in each expense component discussed in more detail below.

Management fee. Management fee expenses are comprised of rental, entertainment, travel and employment expenses. Management fee was $0.20 million for the three months ended March 31, 2012, compared to $1.86 million for the three months ended March 31, 2011. The $1.66 million, or 89.4% decrease in management fee is mainly attributable to our amendment of our management fee agreement with Goldenway Investments during the 2011 fourth quarter, to remove the markup-up rate component and to apportion operating costs based on the number of employees engaged in activities for the Company, and the Company now incurs costs, such as employee costs, directly.

Trading expenses and commissions. Trading expenses and commissions increased by $2.09 million, or 172.4%, to $3.30 million for the three months ended March 31, 2012, compared to $1.21 million for the three months ended March 31, 2011. The increase in trading expenses and commissions was mainly driven by the increase in i) trading volume; and ii) customer base brought in by agents, which led to an increase in collection fees for customer deposits and commissions to agents.

Employee compensation and benefit. Employee compensation and benefit increased by $1.58 million, or 662.6%, to $1.82 million for the three months ended March 31, 2012, compared to $0.24 million for the three months ended March 31, 2011. The increase was primarily due to an increase in the number of new employees hired in connection with our amendment of the management fee agreement, as well as in connection with the fulfillment of the necessary vacancies for the newly-developed department.

General and administrative expenses. General and administrative expenses increased by $0.98 million, or 1005.1%, to $1.08 million for the three months ended March 31, 2012, as compared to $0.10 million for the three months ended March 31, 2011. The increase was primarily due to (i) an increase in office supplies necessitated by the increase in employees; and (ii) an increase of $0.45 million in consultancy and professional fees in connection with financial reporting and Sarbanes-Oxley compliance.

Advertising expenses. Advertising expenses increased by $0.92 million, or 420.6%, to $1.14 million for the three months ended March 31, 2012, compared to $0.22 million for the three months ended March 31, 2011. The increase was primarily due to (i) an advertising fee to our celebrity spokesperson during the three months ended March 31, 2012 which was not incurred in the 2011 period as most of it was recognized in early 2010; and (ii) an increase in the cost of our online promotional activities during the 2012 period. Pursuant to our renewed client agreement with Goldenway HK, we are obligated to pay consulting fees to Goldenway HK for marketing and advertising services.

Occupancy expenses. Occupancy expenses increased by $0.02 million, or 8.6%, to $0.19 million for the three months ended March 31, 2012, compared to $0.17 million for the three months ended March 31, 2011. The increase is mainly attributable to additional occupancy expenses for our new subsidiary, Goldenway UK.

Depreciation and amortization. Depreciation and amortization increased by $0.19 million, or 206.7%, to $0.28 million for the three months ended March 31, 2012, as compared to $0.09 million for the three months ended March 31, 2011. This increase was primarily due to the acquisition of a motor vessel in August 2011 and a motor vehicle in January 2012.

Data processing and service fee. Data processing and service fees increased by $0.25 million, or 358.1%, to $0.32 million for the three months ended March 31, 2012, as compared $0.07 million for the three months ended March 31, 2011. The increase was primarily due to (i) an increase in customers which caused a corresponding increase in rental fees for the occupation of more proxy servers; and (ii) the commencement in January 2012 of additional monthly consultancy fee payments to Goldenway Investments for the maintenance of our additional online trading platform (pursuant to a new service and maintenance agreement, dated January 1, 2012, between the Company and Goldenway Investments).

Income before income taxes. Income before income taxes decreased by $1.74 million, or 51.6%, to $1.64 million for the three months ended March 31, 2012, as compared $3.38 million for the three months ended March 31, 2011. This decrease was primarily contributed by the increase in our customer base, resulting in an increase of trading revenue and total expenses of $2.56 million and $4.31 million, respectively, for the three months ended March 31, 2012.

Income taxes. Income taxes decreased by $0.18 million, or 29.2%, to $0.45 million for the three months ended March 31, 2012, compared to $0.63 million for the three months ended March 31, 2011, due to a decrease in income before income taxes for the reasons as explained above during the 2012 first quarter.

Net income. For the foregoing reasons, we generated a net income of $1.19 million for the three months ended March 31, 2012, a decrease of $1.56 million, or 56.7%, from $2.75 million for the three months ended March 31, 2011.

Other comprehensive income. Our other comprehensive income was $0.04 million for the three months ended March 31, 2012, compared with comprehensive income of $0.01 million for the three months ended March 31, 2011. The balance mainly comprised of the operating income, in the ordinary course of business, and the foreign currency translation, which is the exchange rate fluctuations from translation of the Company’s Hong Kong and UK subsidiaries’ accounts from Hong Kong dollars (“HKD”), our functional currency, to United States dollars (“USD”), our reporting currency.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our stockholders. We are not aware of any other restrictions that will significantly impact our ability to transfer cash within our corporate structure or restrict the net assets of our subsidiary, Goldenway Precious Metals. As of March 31, 2012, we had cash and cash equivalents of $13.04 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flows

(all amounts in millions of U.S. dollars)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$3,173,684	$3,456,298
Net cash used in investing activities	(414,961)	(5,770,056)
Effect of exchange rate changes on cash	18,323	2,585
Net increase (decrease) in cash and cash equivalents	2,776,046	(2,311,173)
Cash, beginning of the period	10,267,457	7,975,652
Cash, end of the period	$13,044,503	$5,664,479

As a member of the CGSE, we are also subject to working capital and minimum asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 and the minimum required asset is $643,000. We were in compliance with these requirements as of March 31, 2012.

The FSA requires Goldenway UK to maintain a regulatory basic capital of €125,000 (approximately, $162,000), and a Pillar 2 capital requirement of £507,000 (approximately, $787,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. As of March 31, 2012 Goldenway UK had net assets of $496,277, but the Company transferred funds to Goldenway UK subsequent to the period to cover the Pillar 2 shortfall. The Company is in compliance with the foregoing capital requirements as of the date of this filing.

As of March 31, 2012, we had $13,044,503 in cash and $1,921,361 in gold and silver, and $10,267,457 and $1,674,077, respectively, as of December 31, 2011. As of March 31, 2012 and December 31, 2011, we had $32,407,422 and $28,716,790, respectively, in total assets.

Operating Activities

Net cash provided by operating activities was $3.17 million for the three months ended March 31, 2012, as compared to $3.46 million for the three months ended March 31, 2011, a decrease of $0.29 million. The decrease was due to the lower net income and higher adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, (i) change in accounts receivable held by the Company resulted in a cash outflow of $0.89 million, compared to a cash outflow of $1.32 million for the three months ended March 31, 2011; (ii) change in other receivables resulted in a cash outflow of $0.02 million for the three months ended March 31, 2012, compared to a cash outflow of $0.06 million for the three months ended March 31, 2011; (iii) change in trading precious metals resulted in a cash outflow of $0.12 million for the three months ended March 31, 2012, compared to a cash outflow of $0.23 million for the three months ended March 31, 2011; (iv) change in deposits and prepaid expenses resulted in a cash outflow of $0.61 million for the three months ended March 31, 2012, compared to a cash outflow of $0.10 million for the three months ended March 31, 2011; (v) change in accounts payable resulted in a cash inflow of $0.04 million for the three months ended March 31, 2012, compared to a cash inflow of $0.33 million for the three months ended March 31, 2011; (vi) change in accrued expenses and other liabilities resulted in a cash inflow of $0.07 million for the three months ended March 31, 2012, compared to a cash outflow of $0.12 million for the three months ended March 31, 2011; (vii) change in customer deposits resulted in a cash inflow of $2.59 million for the three months ended March 31, 2012, compared to a cash inflow of $3.14 million for the three months ended March 31, 2011; (viii) change in income taxes payable resulted in a cash inflow of $0.19 million for the three months ended March 31, 2012, compared to a cash inflow of $0.65 million for the three months ended March 31, 2011; (ix) the changes in the balance related to a cash inflow of $0.56 million from Goldenway Investments, our majority stockholder, for the three months ended March 31, 2012; and (x) the changes in the balance related to a cash inflow of $0.05 million from Goldenway Global Investments (New Zealand) Limited(“Goldenway NZ”), a company owned and controlled by Goldenway Investments, for the three months ended March 31, 2012.

Investing Activities

Net cash used in investing activities was $0.41 million for the three months ended March 31, 2012, compared to $5.77 million for the three months ended March 31, 2011, resulting in a change of $5.36 million. The change is mainly due to: (i) a cash outflow of $0.16 million for the acquisition of property and equipment during the three months ended March 31, 2012, compared to $0.12 million in cash used for such purpose during the three months ended March 31, 2011; and (ii) a cash outflow of acquisition of intangible asset of $0.26 million during the first quarter 2012.

In addition, the cash flow related to our majority stockholder as of March 31, 2012 and 2011, respectively, represents movement in balances due from Goldenway Investments, our majority stockholder. There was no movement for the three months ended March 31, 2012 in the investing activities, compared to cash outflow of $4.35 million for the three months ended March 31, 2011 .

Financing Activities

There were no financing activities for the three months ended March 31, 2012 and 2011.

Operating Lease Commitments

The Company leases its office space under non-cancelable operating lease agreements that expire on various dates through 2015. Future annual minimum lease payments, including maintenance and management fees, for non cancelable operating leases, are as follows:

Year ending December 31,	(in‘000)
2012	1,351
2013	1,615
2014	1,595
2015	854

$5,415

Obligations under Material Contracts

  Pursuant to a Software Development Contract dated March 26, 2010, between Goldenway Precious Metals and Shenzhen Gateway Technology Co. Ltd., a PRC-based IT services provider in which our former CEO, Hao Tang, holds a 29% equity interest, we are obligated to pay fees to Gateway in exchange for IT maintenance services. As of March 31, 2012, we were obligated to pay $0.39 million (up to March 31, 2015) million in IT maintenance fees to Gateway under this agreement.

  Goldenway Investments is the former parent of Goldenway Precious Metals and is now our majority stockholder. On January 1, 2010, Goldenway Precious Metals entered into a management fee agreement with Goldenway Investments, pursuant to which Goldenway Investments provides management services to Goldenway Precious Metals in exchange for management fees based on the actual operating cost incurred by Goldenway Investments, plus a mark-up rate on certain operational costs. The management fee is payable on an annual basis or on demand after provision of management services by the Goldenway Investments. Since October 1, 2011, the management fee agreement was amended to eliminate the mark-up rate component and apportion operating costs based on the number of employees engaged in activities for the Company. The management fee is payable on monthly basis or on demand after a provision of service by the Goldenway Investments. Management fee was $0.20 million for the three months ended March 31, 2012, compared to $1.86 million for the three months ended March 31, 2011.

  The Company and Goldenway Investments are also party to a maintenance and service agreement, dated January 1, 2012, pursuant to which the Company is obligated pay a monthly fee of HKD 120,000 (approximately, $15,465) to Goldenway Investments in exchange for precious metals trading platform maintenance services. Fees incurred under the maintenance and service agreement totaled $46,394 for the three months ended March 31, 2012.

  The Company is party to a marketing and advertising service agreement, dated October 1, 2009, between the Company and Goldenway Investments (HK) Limited, or Goldenway HK, a Goldenway Investments subsidiary, whereby the Company is obligated to pay an annual fee of $0.70 million to Goldenway HK, in exchange for marketing and advertising consulting services. The contract is subject to annual renewal. As of March 31, 2012, we were obligated to pay $0.2 million to Goldenway HK under this agreement.

Off-Balance Sheet Arrangements

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

Precious metal spot price contracts generally involve the settlement of precious metal prices at market rates. Profits or losses are realized when customer transactions are liquidated and are recorded net as trading revenue on the Interim Condensed Consolidated Statements of Operations and Comprehensive Income. Unrealized profits or losses on open contracts are revalued at prevailing precious metal spot price (the difference between contract price and market price) at the date of the Balance Sheets are included in unrealized profits and losses, respectively, on the Interim Condensed Consolidated Balance Sheets.

The Company, through its wholly-owned subsidiary, Goldenway UK, is engaged in the provision of foreign exchange brokerage services. Goldenway UK follows SAB 104 and recognizes revenues when Goldenway UK and customers enter brokerage service agreement, services rendered, the brokerage service fee is fixed and determinable and collectability is reasonably assured.

The Company is also engaged in trading of precious metal spot price contracts with other trading companies. There were no unrealized profits or losses from open position as of March 31, 2012 and December 31, 2011, respectively. The realized losses are recorded as investment loss on the Interim Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company also holds physical precious metals for trading. The precious metals were marked to market at each period end date. The changes in fair value of these precious metals are recorded as fair value change of precious metals on the Interim Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company earns interest income on unliquidated contract amounts. The interest is accrued and calculated based on agreed upon interest rate (0.75% to 1.25%) .

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for 2012 or 2011.

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

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the interim condensed consolidated balance sheets for cash, restricted cash, accounts receivable, due from major stockholder, other receivables, accounts payable, accrued expenses and other liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

The gain or loss on disposal of property and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the interim condensed consolidated statements of operation and comprehensive income.

Reporting Currency and Foreign Currency Translation

As of March 31, 2012 and December 31, 2011, the accounts of the Company and its subsidiaries are maintained in their functional currencies, the U.S. dollar (“USD”) for Goldenway, Inc. and Goldenway UK, and the Hong Kong dollar ("HK$") for Goldenway Precious Metals. The financial statements of the Company have been translated into U.S. dollars in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Company are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period/year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

Foreign exchange rates used:

	March 31,	December 31,	March 31,
	2012	2011	2011
Period end USD/HK$ exchange rate	7.7656	7.7663	7.7750
Average USD/HK$ exchange rate	7.7596	7.7841	7.7872

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

The Company compares the recorded value of its indefinite life intangible assets and goodwill to their fair values on an annual basis and whenever circumstances arise that indicates that impairment may have occurred. We perform goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. We concluded there was no impairment of intangible assets and goodwill during the three months ended March 31, 2012 and 2011.

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

Asset Retirement Obligations

In accordance with the standard, “Asset Retirement Obligations”, the Company recognizes an estimated liability for future costs associated with the restoration of the leased office space. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time the leasehold improvements are acquired. The increase in carrying value is included in property and equipments in the accompanying interim condensed consolidated balance sheets. The Company depreciates the amount added to the related leasehold improvements and recognizes expense in connection with the accretion of the discounted liability over the remaining lease term.

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

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income, consists of foreign currency translation from the Company`s subsidiaries’ functional currencies, HK$ and GBP, to reporting currency, U.S. dollars.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with FASB ASC 260 “Earnings Per Share”. FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period/year.

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

Statement of Cash Flows

In accordance with the standard, "Statement of Cash Flows", cash flows from the Company’s operations are calculated based upon the local currencies translated at the weighted average exchange rate for the period/year. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the interim condensed consolidated balance sheets.

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

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

In June, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles Goodwill and Other (Topic 350): The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income”. The amendments are being made to allow FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.ASU No. 2011-12 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s interim condensed consolidated financial statements

Recently Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet”. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-11 is effective for fiscal years and interim periods beginning after January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our customers, we are not exposed to the market risk of a position moving up or down in value.

Liquidity Risk

In normal conditions, our business of providing electronic trading precious metals and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of March 31, 2012, cash and cash equivalents, excluding cash and cash equivalents held for customers and the restricted cash, were 40.2% (December 31, 2011: 35.6%) of total assets.

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

Regulatory Capital Risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of March 31, 2012, the Company regards its capital position to include all financial assets and liabilities, therefore the period end capital position was $14.95 million.

The FSA requires Goldenway UK to maintain a regulatory basic capital of €125,000 (approximately, $162,000), and a Pillar 2 capital requirement of £507,000 (approximately, $787,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. As of March 31, 2012 Goldenway UK had net assets of $496,277, but the Company transferred funds to Goldenway UK subsequent to the period to cover the Pillar 2 shortfall. The Company is in compliance with the foregoing capital requirements as of the date of this filing.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Ricky Wai Lam Lai, and our Chief Financial Officer or CFO, Mr. Yue Yuen Chan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, Mr. Lai and Mr. Chan concluded that, except with respect to Goldenway UK, our new UK subsidiary which we acquired on November 1, 2011, as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2012, we made the following changes in our internal controls:

  There were breaches in the security of our electronic trading platform on December 8, 2011 and February 29, 2012 that temporarily disrupted our business and led to quoting errors. In the wake of the attacks on our trading system, our IT department is working with IT security consultants to strengthen and protect our network from intentional attacks. We have also established a separate department to monitor our networks and to indentify and minimize human errors, such as clerical mistakes and incorrectly placed trades, as well as intentional misconduct, such as unauthorized trading, mischief and fraud. Furthermore, are trying to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

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

Except as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

The risks described in our Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

Except as set forth below, we have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

  On January 1, 2012, the Company entered into a service level agreement and a maintenance and service agreement with Goldenway Investments, pursuant to which, Goldenway Investments agrees to license to the Company certain software in connection with the Company’s online trading platform. Under the agreements,, and the Company is obligated to pay to Goldenway Investments an initial fee of HKD 2 million (approximately, $257,745), and a monthly fee of HKD 120,000 (approximately, $15,465), in exchange for certain precious metals trading platform maintenance services. The Company may also incur additional fees for supplemental or ad hoc services not included under the agreement, such as for special projects and customization and Goldenway Investments has the right to increase the monthly fees under the agreement upon thirty days’ prior written notice. The Company has the right to terminate the agreement by giving written notice to Goldenway Investments and such termination will automatically terminate the Service Level Agreement between the Company and Goldenway Investments discussed below.

  The Company is party to an inter-company brokerage agreement, dated January 9, 2012, between the Company and Goldenway NZ, pursuant to which Goldenway NZ provides dealing facilities and brokerage services to the Company’s customers, and is obligated to pay the Company a commission based on the volume of transactions. During the three months ended March 31, 2012, the Company received $0.2 million in commission from Goldenway NZ in connection with this agreement.

ITEM 6. EXHIBITS.

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit No.	Description
10.1	Service and Maintenance Agreement, dated January 1, 2012, between Goldenway Investments Holdings Limited and Goldenway Precious Metals Limited
10.2	Service Level Agreement, dated January 1, 2012, between Goldenway Investments Holdings Limited and Goldenway Precious Metals Limited
10.3	Marketing and Advertising Service Agreement, dated October 1, 2009, between Goldenway Investments (HK) Limited and Goldenway Precious Metals Limited
10.4	Inter-Company Brokerage Agreement, dated January 9, 2012, between the Goldenway Global Investments (UK) Limited and Goldenway Global Investments (New Zealand) Limited
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2012

GOLDENWAY, INC.

By: /s/ Ricky Wai Lam Lai
Ricky Wai Lam Lai, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Yue Yuen Chan
Yue Yuen Chan, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Service and Maintenance Agreement, dated January 1, 2012, between Goldenway Investments Holdings Limited and Goldenway Precious Metals Limited
10.2	Service Level Agreement, dated January 1, 2012, between Goldenway Investments Holdings Limited and Goldenway Precious Metals Limited
10.3	Marketing and Advertising Service Agreement, dated October 1, 2009, between Goldenway Investments (HK) Limited and Goldenway Precious Metals Limited
10.4	Inter-Company Brokerage Agreement, dated January 9, 2012, between the Goldenway Global Investments (UK) Limited and Goldenway Global Investments (New Zealand) Limited
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002