Form 10-Q
period 2012-06-30
Goldenway, Inc.
filed 2012-08-14
CIK 1446210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File No. 000-53615

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

Yes [X]          No [  ]

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

Yes [  ]          No [X]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 14,660,029 outstanding as of August 13, 2012.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

GOLDENWAY, INC.
Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended
June 30, 2012 and 2011

Table of Contents

Page
Interim Condensed Consolidated Balance Sheets	4
Interim Condensed Consolidated Statements of Operations and Comprehensive Income	5
Interim Condensed Consolidated Statements of Shareholders’ Equity	6
Interim Condensed Consolidated Statements of Cash Flows	7
Notes to Interim Condensed Consolidated Financial Statements	8-18

3

Goldenway, Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

		June 30,	December 31,
As of	Note	2012	2011
ASSETS
Current Assets:

Cash		$22,730,992	$10,267,457
Accounts receivable, net of allowance for doubtful accounts
($Nil for both June 30, 2012 and December 31, 2011)		3,772,789	2,358,677
Unrealized profits on open contracts	3	2,598,641	1,837,642
Other receivables	4	616,254	722,607
Trading precious metals	3	1,895,670	1,674,077
Deposits and prepaid expenses	5	3,500,914	1,965,475
Deferred income tax assets		449,761	449,234
Total current assets		35,565,021	19,275,169
Property and equipment, net	6	4,776,709	4,828,890
Intangible assets, net	7	3,079,574	2,585,422
Goodwill	7	427,136	427,136
Deposits and prepaid expenses – non-current	5	687,668	1,105,441
Due from majority stockholder	10	88,403	494,732
Total assets		$44,624,511	$28,716,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8	$2,922,339	$1,564,918
Customer deposits		11,310,489	8,389,460
Unrealized losses on open contracts	3	165,719	245,856
Accrued expenses and other liabilities		1,915,780	1,870,947
Income taxes payable		3,896,342	1,921,033
Deferred income tax liabilities		35,095	35,054
Due to a sister company	10	240,209	-
Total current liabilities		20,485,973	14,027,268
Other liabilities:
Deferred income tax liabilities – non-current		1,035,838	968,464
Total liabilities		21,521,811	14,995,732
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 14,660,029 shares issued and outstanding		14,660	14,660
Additional paid-in capital		12,877,163	12,877,163
Retained earnings		10,241,198	889,060
Accumulated other comprehensive income		(30,321)	(59,825)
Total shareholders' equity		23,102,700	13,721,058
Total liabilities and shareholders' equity		$44,624,511	$28,716,790

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Goldenway, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income
(Expressed in US dollars)
(Unaudited)

		For the Six Months Ended		For the Three Months Ended
		June 30		June 30
	Note	2012	2011	2012	2011
REVENUES

Trading revenue		$28,635,938	$18,065,233	$19,291,841	$10,968,342
Foreign exchange brokerage services		278,054	-	75,718	-
Interest income from customers’ trading accounts		675,580	521,546	404,766	305,369
Fair value change of trading precious metals		27,271	130,417	(96,896)	68,211
Total revenues		29,616,843	18,717,196	19,675,429	11,341,922

EXPENSES
Management fees	10	472,180	4,299,786	275,917	2,443,230
Trading expenses and commissions		7,397,151	4,046,142	4,101,400	2,836,321
Employee compensation and benefits		3,658,004	521,460	1,838,364	282,836
General and administrative expenses		1,650,421	554,802	573,772	457,374
Advertising expenses	10	2,665,526	480,239	1,528,737	261,881
Bad debt expenses		673,393	454,762	673,393	411,894
Occupancy expenses		405,402	347,059	215,740	173,773
Depreciation and amortization		520,770	198,561	242,775	107,906
Data processing and service fees	10	587,144	108,157	269,518	38,829
Total expenses		18,029,991	11,010,968	9,719,616	7,014,044
Other income		13,736	4,738	7,619	2,300
INCOME BEFORE INCOME TAXES		11,600,588	7,710,966	9,963,432	4,330,178
INCOME TAXES
Provision for income taxes		2,151,983	1,378,016	1,741,399	729,409
Deferred income tax provision (recovery)		96,467	(17,642)	59,967	(502)

		2,248,450	1,360,374	1,801,366	728,907
NET INCOME		9,352,138	6,350,592	8,162,066	3,601,271
OTHER COMPREHENSIVE INCOME
Foreign currency translation		29,504	(2,950)	(9,693)	(10,282)
COMPREHENSIVE INCOME		$9,381,642	$6,347,642	$8,152,373	$3,590,989

NET INCOME		$9,352,138	$6,350,592	$8,162,066	$3,601,271

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
Basic and Diluted	9	14,660,029	14,660,029	14,660,029	14,660,029

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and Diluted	9	$0.64	$0.43	$0.56	$0.25

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Goldenway, Inc.
Interim Condensed Consolidated Statements of Shareholders’ Equity
As of June 30, 2012 and December 31, 2011
(Expressed in US dollars)
(Unaudited)

	Common Stock
					Accumulated
			Additional		Other	Total
	Number of		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income	Equity
BALANCE, December 31, 2011	14,660,029	$14,660	$12,877,163	$889,060	$(59,825)	$13,721,058
Net income for the period	-	-	-	1,190,072	-	1,190,072
Foreign currency translation adjustment	-	-	-	-	39,197	39,197

BALANCE, March 31, 2012	14,660,029	$14,660	$12,877,163	$2,079,132	$(20,628)	$14,950,327
Net income for the period	-	-	-	8,162,066	-	8,162,066
Foreign currency translation adjustment	-	-	-	-	(9,693)	(9,693)

BALANCE, June 30, 2012	14,660,029	$14,660	$12,877,163	$10,241,198	$(30,321)	$23,102,700

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Goldenway, Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended
	30 June
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,352,138	$6,350,592
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized profit	(841,136)	(1,645,421)
Depreciation and amortization	520,770	198,561
Deferred income tax	96,467	(17,642)
Change in fair value of trading precious metals	(27,271)	(130,417)
Bad debt expenses	673,393	454,762
Changes in assets and liabilities:
(Increase) decrease in assets -
Accounts receivable	(2,087,505)	(846,953)
Other receivables	106,353	(346,575)
Trading precious metals	(194,322)	(286,973)
Deposits and prepaid expenses	(1,117,666)	43,994
Due from majority stockholder	406,329	-
Increase (decrease) in liabilities -
Accounts payable	1,357,421	463,845
Accrued expenses and other liabilities	44,833	(219,168)
Customer deposits	2,921,029	3,820,140
Income taxes payable	1,945,730	(60,379)
Due to a sister company	240,209	-
Net cash provided by operating activities	13,396,772	7,778,366

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(341,842)	(172,369)
Purchase of intangible assets	(591,944)	-
Due to majority stockholder	-	(6,811,855)
Prepayment on equipment	-	(4,508,361)
Net cash used in investing activities	(933,786)	(11,492,585)

NET INCREASE (DECREASE) IN CASH	12,462,986	(3,714,219)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	549	(1,284)
Cash, beginning of period	10,267,457	7,975,652
Cash, end of period	$22,730,992	$4,260,149
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest received	$675,580	$521,546

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Non-cash Investing Activities

Before the reverse merger and recapitalization as described in Note 1, the Company declared dividends totaling $14,005,862 during the six months ended June 30, 2011 to reduce the due from majority stockholder account. No such dividend was declared during the six months ended June 30, 2012.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
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

On September 30, 2011, CII closed a share exchange agreement (the “Share Exchange Agreement”), with Goldenway Precious Metals Limited (“GPML”), its sole shareholder, Goldenway Investments Holding Limited (“GIHL”), and Mr. Terry G. Bowering, CII’s majority stockholder, pursuant to which CII acquired 100% of the issued and outstanding capital stock of GPML in exchange for 24,587,299 shares of CII’s common stock, par value $0.001, which constituted 80.80% of CII’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. This transaction was recorded as a reverse merger and recapitalization (“RTO”) for accounting purposes whereby CII (the legal acquirer) is considered the accounting acquiree and GPML (the legal acquiree) is considered the accounting acquirer and the historical operations are those of the accounting acquirer. As a result of this transaction, GPML is deemed to be a continuation of the business of CII. Accordingly, the accompanying interim condensed consolidated financial statements are those of GPML. The assets and liabilities of GPML have been brought forward at their book value and no goodwill has been recognized. The historical shareholders’ equity of CII prior to the share exchange has been retroactively restated for the equivalent number of shares received as if the share exchange occurred as of the beginning of the first period presented.

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
For the Three and Six Months Ended June 30, 2012 and 2011
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

On July 27, 2012, the FASB issued ASU No. 2012-02 under which an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 or January 1, 2013 for the Company. Early adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies – continued

Foreign exchange rates used:

	June 30,	December 31,	June 30,
	2012	2011	2011
Period end USD/HK$ exchange rate	7.7572	7.7663	7.7814
Average USD/HK$ exchange rate	7.7607	7.7841	7.7771

3.	Fair Value Measurement

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements on a Recurring Basis
	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$2,598,641	$-	$2,598,641
Trading precious metals	1,895,670	-	-	1,895,670

Total	$1,895,670	$2,598,641	$-	$ 4,494,311
Liabilities:
Unrealized losses on open contracts	$-	$165,719	$-	$165,719

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$1,837,642	$-	$1,837,642
Trading precious metals	1,674,077	-	-	1,674,077

	$1,674,077	$1,837,642	$-	$3,511,719

Liabilities:
Unrealized losses on open contracts	$-	$245,856	$-	$245,856

Level 1 Financial Assets

The Company has investments in gold and silver that are Level 1 financial instruments and are recorded based upon listed or quoted gold and silver market prices. The investments in gold and silver are recorded in Trading precious metals.

Level 2 Financial Assets

The Company has open spot contracts that are Level 2 financial instruments and are recorded based on the difference in market price of the underlying precious metal open spot contracts between the date when the contracts are entered and the balance sheet date. The open spot contracts are recorded in Unrealized profits on open contracts and Unrealized losses on open contracts.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

4.	Other Receivables

Other receivables consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Funds in transit	$48,327	$81,868

CGSE rebate receivable	515,190	611,750
Staff loan	21,779	28,989
VAT receivable	30,958	-

	$616,254	$722,607

Funds in transit represents the amount transferred from agents but have yet to be received by the Company as of December 31, 2011. Funds in transit were received subsequent to the period end date (in January 2012). Normally funds in transit will be received within 5 business days. CGSE charges the Company a fee for each precious metal price trading transaction and issues rebates based on the transaction volume.

The staff loan is the advance to a director of Goldenway UK. The amount is unsecured, non-interest bearing and has no fixed repayment terms.

5.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Deposit in Hantec Bullion Limited (a)	$476,266	$475,708
Advertising expenses	429,469	481,912
Funds to transfer agents	1,227,144	590,817
Legal and professional fee	596,910	437,078
Other deposits and prepaid expenses (b)	1,458,793	1,085,401
Deposits and prepaid expenses	$4,188,582	$3,070,916
Represented by:
Deposits and prepaid expenses – current	$3,500,914	$1,965,475
Deposits and prepaid expenses – non-current	687,668	1,105,441
	$4,188,582	$3,070,916

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

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

6.	Property and Equipment

Property and equipment, including leasehold improvements, consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Office equipment	$23,512	$23,106
Computer equipment	616,496	411,772
Leasehold improvements	363,387	363,194
Furniture and fixtures	45,148	44,503
Motor vehicle	206,461	80,127
Motor vessel	4,531,198	4,516,244
	5,786,202	5,438,946
Less: Accumulated depreciation	(1,009,493)	(610,056)

Property and equipment, net	$4,776,709	$4,828,890

Depreciation expense was $204,695 and $421,475 for the three and six months ended June 30, 2012, respectively (as compared to $75,759 and $134,310, respectively, in the same periods ended June 30, 2011), and was recorded as depreciation and amortization in the Company’s interim condensed consolidated statements of operations and comprehensive income.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Precious metal price trading licenses (i)	$638,117	$637,369
Precious metal trading platform (ii)	1,236,506	643,807
FSA license (iii)	1,529,578	1,529,578
Intangible assets	3,404,201	2,810,754
Less: accumulated amortization	(324,627)	(225,332)
Intangible assets, net	$3,079,574	$2,585,422

	June 30,	December 31,
	2012	2011
Goodwill arising on consolidation	$427,136	$427,136

(i)

The Company acquired a precious metal price trading license from an unrelated party in 2009 and a physical precious metal trading license from another unrelated party in 2010. These licenses allow the Company to engage in the precious metal price trading activities with the public in Hong Kong, as a result, the Company became a member of the CGSE, and can engage in trading of physical precious metals.

Both licenses can be traded freely with no expiration date and hence, considered to have indefinite useful lives.

(ii)

In 2010, the Company purchased an online precious metal trading platform from Gateway, which is controlled by Mr. Hao Tang. The platform is amortized over its useful life of 5 years. During the six months ended June 30, 2012, the Company acquired a) another online trading platform from GIHL; b) software development for the online precious metal trading platform from Gateway; and c) a license for new trading software for trading platform in a) from MetaQuotes, all of the newly-acquired intangible assets are amortized over its useful lives of 5 years. Details of a) and b) are set out in Note 10 to the interim condensed consolidated financial statements.

(iii)	These are FSA licenses identified and goodwill recognized from the acquisition of Goldenway UK.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

7.	Intangible Assets and Goodwill - continued

Amortization expense was $38,080 and $99,295 for the three and six months ended June 30, 2012, respectively (as compared to $32,146 and $64,251, respectively, in the same periods ended June 30, 2011), and was recorded as depreciation and amortization in the Company’s interim condensed consolidated statements of operations and comprehensive income.

The estimated amortization expenses for the next 5 years are as follow:

2012	$123,651
2013	$247,301
2014	$247,301
2015	$150,617
2016	$118,389

8.	Accounts Payable

Accounts payable consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Commissions payable to agents	$2,846,304	$1,143,573
Withdrawals requested by customers	42,648	215,135
Other vendors	33,387	206,210
	$2,922,339	$1,564,918

As of December 31, 2011, the balance with other vendors includes a balance of $54,382, payable to a company whose director is also a director of Goldenway UK.

9.	Earnings Per Share

Earnings per share information for the three and six months ended June 30, 2012 and 2011 were determined by dividing net income attributable to the shareholders for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

For the three and six months ended June 30, 2012 and 2011, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore the basic and diluted earnings per share for the respective periods are equal.

	For the Six Months Ended		For the Three Months Ended
	June 30		June 30
	2012	2011	2012	2011
Numerator
Net income attributable to common shareholders	$9,352,138	$6,350,592	$8,162,066	$3,601,271

Denominator
Weighted average shares of common stock	14,660,029	14,660,029	14,660,029	14,660,029

Basic and diluted earnings per common stock	$0.64	$0.43	$0.56	$0.25

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
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

Entities under common control are:

Entities	Business	Relationship
Gateway	IT services	Affiliated Company - Controlled by Mr. Hao Tang
GIHL	Investment	Majority Stockholder
Goldenway Global Investments (New Zealand) Limited (“GWNZ”)	Foreign exchange trading and related brokerage services	GIHL Subsidiary or Sister Company
Goldenway Investments (HK) Limited (“HK”)	Securities and futures Broker	GIHL Subsidiary or Sister Company
Mr. Hao Tang	N/A	Controlling Party of Majority Stockholder
Keen Ocean Technology Limited (“Keen Ocean”)	Inactive	Affiliated Company - Controlled by Mr. Jian Qin Huang, a director of the Company
Goldenway Global Investors L.P. (“GGILP”)	Investment holding	Partnership partly-owned by Majority Stockholder

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

10.	Related Party Transactions and Balance - continued

  Gateway

  During the three and six months ended June 30, 2012, the Company incurred $32,209 and $64,427, respectively, in IT service fees to Gateway (as compared to $32,146 and $64,251, respectively, for the same periods ended June 30, 2011). The expense was recorded as a data processing and service fee under the interim condensed consolidated statements of operations and comprehensive income. As of June 30, 2012, the Company prepaid $26,857 to Gateway for future IT services (as compared to $91,206 as at December 31, 2011) and recorded the amounts as other deposits and prepaid expenses (Note 5).

  During the six months ended June 30, 2012, the Company also incurred $193,000 of software developments for the online precious metal trading platform (Note 7(ii)).

  GIHL

  During the three and six months ended June 30, 2012, the Company incurred $275,917 and $472,180 management fees to GIHL, respectively (as compared to $2,443,230 and $4,299,786, respectively, as at June 30, 2011). The Company also made advances to the GIHL during the year ended December 31, 2011. As of June 30, 2012, the Company has $88,403 net receivable to the GIHL (as compared to $494,732 as of December 31, 2011).

  In addition, for the six months ended June 30, 2012, the Company incurred approximately $258,000 set up fees for its online trading platforms. The fees were capitalized as intangible assets. The Company also incurred a monthly maintenance fee of approximately $46,000 and $93,000, for the three and six months ended June 30, 2012 respectively, from GIHL.

  GWNZ

  During the three and six months ended June 30, 2012, the Company earned $75,718 and $278,054, respectively, in commissions from GWNZ (as compared to $nil during the same periods ended June 30, 2011). As of June 30, 2012, the Company has $240,209 net payable to GWNZ (as compared to $nil as of December 31, 2011).

  HK

  The Company entered into a marketing and advertising service agreement with HK, whereby the Company is obligated to pay approximately $700,000 annually. The agreement is subject to annual renewal. During the three and six months ended June 30, 2012, the Company incurred $173,929 and $347,907, respectively, for advertising services (as compared to $173,589 and $346,955, respectively, for the same periods ended June 30, 2011). As of June 30, 2012, the Company was obligated to pay approximately $350,000 to HK for the remaining of the year under this agreement.

  Dividend

  Prior to the closing of the share exchange transaction, GPML declared a dividend of $6,364,922 and $14,005,862, or $0.06 and $0.14 per share, respectively, for the three and six months ended June 30, 2011, on the 100,000,000 shares issued to GIHL. No dividend was declared during the three and six months ended June 30, 2012.

  Mr. Hao Tang

  Mr. Hao Tang, the major shareholder and an officer of the Company, has a trading account on the Company’s trading platform as of June 30, 2012. No trading activity was made by Mr. Tang during the three and six months ended June 30, 2012 and 2011. His deposit balance in the trading account with the Company as of June 30, 2012 remains $56,857, which is the same as it was as of December 31, 2011.

  Keen Ocean

  In May 2012, the Company acquired a license for new trading software for trading platform of $140,666 (Note 7(ii)) through Keen Ocean.

  GGILP

  During the three months and six months ended June 30, 2012, the Company sold 10 taels of gold bars of $18,669 to GGILP, in the ordinary course of business.

All balances with related parties are unsecured, non-interest bearing and have no fixed terms of repayments.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

11.	Commitments

Leases - The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2015. Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases, are as follows:

Year ending December 31,

2012	$1,029,387
2013	1,736,659
2014	1,651,185
2015	854,656

$5,271,887

12.	Regulatory Requirements

The Company, as a member of the CGSE, is subject to working capital and asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 (HK$ 1.5 million) and the minimum required assets are $645,000 (HK$ 5 million).

As of June 30, 2012, the GPML has $21,297,231 and $1,895,670 cash and trading precious metals, respectively, (as compared to $9,845,686 and $1,674,077 as of December 31, 2011).

The GPML’s total assets are $45,135,062 as of June 30, 2012 (as compared to $28,645,454 as of December 31, 2011).

In addition, the FSA requires Goldenway UK to maintain a regulatory basic capital of $157,000 (EUR 125,000), and a Pillar 2 capital requirement of $792,000 (GBP 507,000). As of June 30, 2012, Goldenway UK has net asset of $801,055.

The Company was in compliance with all the requirements as of June 30, 2012 and December 31, 2011.

13.	Segment Information

The Company has two reportable segments: i) Foreign Exchange Brokerage Services and Others segment and  ii) Precious Metals segment. The Foreign Exchange Brokerage Services and Others segment consists of Goldenway UK and CII, while the Precious Metals segment represents GPML. These two segments offer different products and services. The reportable segments are managed separately because they provide distinct products and provide different services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s interim condensed consolidated financial statements for the three and six months ended June 30, 2012 are as follows:

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

13.	Segment Information - continued

For the three and six months ended June 30, 2012, the information on the Company’s operations by reportable segment is as follows:

For the three months ended June 30, 2012	Foreign Exchange
	Brokerage Services	Precious Metals	Elimination	Consolidated
	$	$	$	$
Revenue from foreign exchange brokerage services	75,718	-		75,718
Trading revenue	-	19,291,841		19,291,841
Fair value change of trading precious metals	-	(96,896)		(96,896)
Interest income from customers’ trading accounts	-	404,766		404,766
Total revenues	75,718	19,599,711		19,675,429

Income before income taxes	(418,939)	10,383,977	(1,606)	9,963,432

Income taxes	-	1,801,366		1,801,366

Depreciation and amortization	2,042	240,733		242,775

For the six months ended June 30, 2012	Foreign Exchange
	Brokerage Services	Precious Metals	Elimination	Consolidated
	$	$	$	$
Revenue from foreign exchange brokerage services	278,054	-		278,054
Trading revenue	-	28,635,938		28,635,938
Fair value change of trading precious metals	-	27,271		27,271
Interest income from customers’ trading accounts	-	675,580		675,580
Total revenues	278,054	29,338,789		29,616,843

Income before income taxes	(1,004,210)	12,604,852	(54)	11,600,588

Income taxes	-	2,248,450		2,248,450

Depreciation and amortization	22,204	498,566		520,770

As of June 30, 2012	Foreign Exchange
	Brokerage Services	Precious Metals	Elimination	Consolidated
	$	$	$	$
Additions to property and equipment	-	341,842		341,842

Additions to intangible assets	-	591,944		591,944

Goodwill	-	-	427,136	427,136

Segment assets	1,729,713	45,135,062	(2,240,264)	44,624,511

During the three and six months ended June 30, 2011, the Company had only one reportable segment being the Precious Metals segment.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

14.	Contingencies and Subsequent Events

  On May 14, 2012, the Company’s solicitors commenced a legal action in the High Court of Hong Kong for the collection of an outstanding debt of RMB 4,037,244 (approximately, $639,000) due from one of the Company’s payment agents (referred to hereafter as the “Proceeding”). The Proceeding is scheduled to be heard by the High Court. In view of this, management has determined that no provision should be provided for the Proceeding as its outcome is still too remote and inconclusive as of the date of this report.

  Pursuant to a board resolution dated July 31, 2012, the board of directors (the “Board”) has determined that it is advisable and in the best interests of the Company and its stockholders to change the Company’s domicile from Nevada to Hong Kong (the “Reorganization”) by: (i) causing the incorporation of a wholly-owned subsidiary of the Company in the Hong Kong Special Administrative Region of the People’s Republic of China, to be named Goldenway Financial Holdings Limited (“Goldenway Financial”); (ii) merging the Company with and into Goldenway Financial, with Goldenway Financial continuing as the surviving entity, pursuant to the terms and provisions to be set forth in an agreement and plan of merger to be entered into between the Company and Goldenway Financial (the “Plan of Merger”); and (iii) causing the exchange of each issued and outstanding share of the Company’s common stock, par value $0.001, with one ordinary share of Goldenway Financial, par value $0.001 per share. The Company plans to obtain the approval of its stockholders prior to implementing the Plan of Merger.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Goldenway, Inc., a Nevada corporation, and its wholly-owned subsidiaries, (i) Goldenway Precious Metals Limited, a Hong Kong company, or “Goldenway Precious Metals”; and (ii) Goldenway Global Investments (UK) Limited, a United Kingdom company or “Goldenway UK”;
  “BVI” refers to the British Virgin Islands;
  the “CGSE” refers to “The Chinese Gold and Silver Exchange Society”;
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
  “Goldenway Investments” refers to Goldenway Investments Holdings Limited, the former sole shareholder of Goldenway Precious Metals and now the Company’s 71% majority stockholder;
  “Goldenway HK” refers to Goldenway Investments (HK) Limited, an entity owned and controlled by Goldenway Investments;
  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People's Republic of China and “Hong Kong dollars,” “HKD,” or “HK$” refer to the legal currency of Hong Kong;
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

We face daily fluctuations in the price of gold and silver, foreign exchange rates, as well as interest rates. Although we have not done so since incorporation, through our client agreement with Goldenway HK, an entity owned and controlled by Goldenway Investments, our majority stockholder, we may engage in the trade of futures contracts and other derivative instruments to hedge against these market risks. Goldenway HK holds Type 1 and Type 2 licenses approved by the Securities and Futures Commission, or the SFC, which enables Goldenway HK to deal in futures contracts as defined under Hong Kong’s Securities and Futures Ordinance, or the SFO. Through our client agreement we are also able to ensure our ability to cover any excess customer demand for gold and silver.

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

Our revenues increased from $18.72 million for the six months ended June 30, 2011 to $29.62 million for the six months ended June 30, 2012, representing an increase of approximately 58.2%. Our net income increased to $9.35 million for the six months ended June 30, 2012, from $6.35 million for the six months ended June 30, 2011. Revenue generated from spot contracts traded on the electronic trading platform accounted for approximately 96.7% and 96.5% (including the investment loss from spot contracts) of our revenues for the six months ended June 30, 2012 and 2011, respectively. Revenue generated from rollover interest revenue accounted for approximately 2.3% and 2.8% of our revenues for the six months ended June 30, 2012 and 2011, respectively. Revenue generated from realized and revaluation of precious metals accounted for 0.1% and 0.7% of our revenues six months ended June 30, 2012 and 2011, respectively. Revenue generated from foreign exchange brokerage services, resulted in 0.9% and nil of our revenues six months ended June 30, 2012 and 2011, respectively.

Our principal executive offices are located at Suites 3701-4, 37/F, Tower 6, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong. The telephone number at our principal executive office is +852 3719-9399. All our transactions and the technologies, including the servers that carry out these transactions, are all executed and located in Hong Kong.

Recent Developments

Pursuant to a board resolution dated July 31, 2012, our board of directors has determined that it is advisable and in the best interests of the Company and its stockholders to change the Company’s domicile from Nevada to Hong Kong (the “Reorganization”), in order to reduce our operational, administrative, legal and accounting costs over the long term and have better access to foreign capital markets. The Company plans to effect the Reorganization by: (i) causing the incorporation of a wholly-owned subsidiary of the Company in the Hong Kong Special Administrative Region of the People’s Republic of China, to be named Goldenway Financial Holdings Limited, or Goldenway Financial; (ii) merging the Company with and into Goldenway Financial, with Goldenway Financial continuing as the surviving entity, pursuant to the terms and provisions to be set forth in an agreement and plan of merger to be entered into between the Company and Goldenway Financial; and (iii) causing the exchange of each issued and outstanding share of the Company’s common stock, par value $0.001, with one ordinary share of Goldenway Financial, par value $0.001 per share. The Company plans to obtain the approval of its stockholders prior to effecting the Reorganization in accordance with Nevada law.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth key components of our results of operations during the three months ended June 30, 2012 and 2011, both in dollars and as a percentage of our net sales.

	For the Three Months Ended
	June 30,		June 30,
	2012		2011
	(Unaudited)		(Unaudited)

	Amount	% of	Amount	% of
		Total		Total
REVENUES		Revenue		Revenue
Trading revenue	$19,291,841	98.0%	$10,968,342	96.7%
Foreign exchange brokerage services	75,718	0.4%	-	-
Interest income from customers’ trading accounts	404,766	2.1%	305,369	2.7%
Fair value change of trading precious metals	(96,896)	(0.5)%	68,211	0.6%
Total revenues	19,675,429	100%	11,341,922	100%
EXPENSES
Management fees	275,917	1.4%	2,443,230	21.5%
Trading expenses and commissions	4,101,400	20.8%	2,836,321	25.0%
Employee compensation and benefit	1,838,364	9.3%	282,836	2.5%
General and administrative expenses	573,772	2.9%	457,374	4.0%
Advertising expenses	1,528,737	7.8%	261,881	2.3%
Bad debt expenses	673,393	3.4%	411,894	3.6%
Occupancy expenses	215,740	1.1%	173,773	1.5%
Depreciation and amortization	242,775	1.2%	107,906	1.0%
Data processing and service fees	269,518	1.4%	38,829	0.3%
Total expenses	9,719,616	49.4%	7,014,044	61.7%
Other income	7,619	-	2,300	-
INCOME BEFORE INCOME TAXES	9,963,432	50.6%	4,330,178	38.3%
INCOME TAXES
Provision for income taxes	1,741,399	8.9%	729,409	6.4%
Deferred income tax provision (recovery )	59,967	0.3%	(502)	-
	1,801,366	9.2%	728,907	6.4%
NET INCOME	8,162,066	41.4%	3,601,271	31.9%

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(9,693)	-	(10,282)	(0.1)%
COMPREHENSIVE INCOME	$8,152,373	41.4%	$3,590,989	31.8%

Revenue. Total revenue increased by $8.33 million, or 73.5%, to $19.68 million for the three months ended June 30, 2012, compared to $11.34 million for the three months ended June 30, 2011. This net increase was primarily due to (i) an increase in trading volume, which was in line with the increase in the number of customers as well as an increase in income from spread, the net difference between the prices at which we buy and sell, or sell and buy, Loco London Gold and Silver contracts, which accounted for 99.9% of the net increase; (ii) an increase in rollover interest revenue, which is one of our carrying costs, on customers’ open positions on spot contracts of precious metals upon exceeding the daily cut-off period (mainly caused by the changes in the amount and the length of period for unliquidated contracts), which accounted for 1.2% of the net increase; (iii) an increase in commission income earned by Goldenway UK for introducing trading customers to principal(s), which accounted for 0.9% of the net increase and (iv) a decrease in fair value change of trading precious metals, which accounted for (2.0)% of the net increase. Commissions to Goldenway UK are determined by the number and size of transactions executed by the customers and is recognized currently in income and on a trade date basis. Revenue from spot contracts traded on our electronic trading platform accounted for approximately 98.0% and 96.7% of our revenues for the three months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012 and 2011, revenue generated from rollover interest revenue accounted for approximately 2.1% and 2.7% of our revenues, respectively. Loss generated from realized and revaluation of precious metals accounted for (0.5)% of our revenues for the three months ended June 30, 2012, whereas revenue generated from the same activity accounted for 0.6% of our revenues for the three months ended June 30, 2011, due to changes in market prices from period to period. Revenue generated from foreign exchange brokerage services (which commenced in January 2012), resulted in 0.4% and nil of our revenues, for the respective periods.

Expenses. During the three months ended June 30, 2012, the expenses were comprised of Management fees, Trading expenses and commissions, Employee compensation and benefit, General and administrative expenses, Advertising expenses, Bad debts expenses, Occupancy expenses, Depreciation and amortization, and Data processing and service fees. Expenses increased by $2.71 million, or 38.6%, during the three months ended June 30, 2012, to $9.72 million, as compared to $7.01 million during the 2011 period, due to increases in each expense component discussed in more detail below.

Management fee. Management fee expenses are comprised of rental, entertainment, travel and computer expenses of Goldenway Investments. Management fee was $0.28 million for the three months ended June 30, 2012, compared to $2.44 million for the three months ended June 30, 2011. The $2.16 million, or 88.7% decrease in management fee is mainly attributable to our amendment of our management fee agreement with Goldenway Investments during the 2011 fourth quarter, to remove the mark-up rate component and to apportion operating costs based on the number of employees engaged in activities for the Company so that the Company could incur costs, such as employee costs, directly.

Trading expenses and commissions. Trading expenses and commissions increased by $1.26 million, or 44.6%, to $4.10 million for the three months ended June 30, 2012, compared to $2.84 million for the three months ended June 30, 2011. The increase in trading expenses and commissions was mainly driven by (i) an increase in trading volume, which accounted for 29.1% of the increase; and (ii) an increase in customers brought in by agents, which led to an increase in collection fees for customer deposits and commissions to agents, which accounted for 70.9% of the increase.

Employee compensation and benefit. Employee compensation and benefit increased by $1.56 million, or 550.0%, to $1.84 million for the three months ended June 30, 2012, compared to $0.28 million for the three months ended June 30, 2011. The increase was primarily due to an increase in the number of new employees hired in connection with our amendment of the management fee agreement, as well as in connection with the fulfillment of the necessary vacancies for the newly-developed department, such as dealing function.

General and administrative expenses. General and administrative expenses increased by $0.11 million, or 25.4%, to $0.57 million for the three months ended June 30, 2012, as compared to $0.46 million for the three months ended June 30, 2011. The net increase was primarily due to (i) an increase in office expenses necessitated by the increase in employees of $0.24 million; (ii) a decrease in consultancy and professional fees in connection with financial reporting and Sarbanes-Oxley compliance of $0.19 million; and (iii) an increase in exchange loss, which was mainly driven by the translation between HKD to USD of $0.06 million.

Advertising expenses. Advertising expenses increased by $1.27 million, or 483.8%, to $1.53 million for the three months ended June 30, 2012, compared to $0.26 million for the three months ended June 30, 2011. The increase was primarily due to (i) a $0.04 million advertising fee to our celebrity spokesperson during the three months ended June 30, 2012 which was not incurred in the 2011 period as most of it was recognized in early 2010, which accounted for 2.8% of the increase; and (ii) an increase in the cost of our online promotional activities during the 2012 period, which accounted for 78.7% of the increase. Pursuant to our renewed client agreement with Goldenway HK, we are obligated to pay consulting fees to Goldenway HK for marketing and advertising services.

Bad debts expenses. Bad debt expenses increased by $0.26 million, or 63.5% to $0.67 million for the three months ended June 30, 2012, compared to $0.41 million for the same period in 2011. The increase is primarily attributable to an increase in doubtful payments from gateway agents during the second quarter of 2012.

Occupancy expenses. Occupancy expenses increased by $0.05 million, or 24.2%, to $0.22 million for the three months ended June 30, 2012, compared to $0.17 million for the three months ended June 30, 2011. The increase is mainly attributable to additional occupancy expenses for our new subsidiary, Goldenway UK.

Depreciation and amortization. Depreciation and amortization increased by $0.13 million, or 125.0%, to $0.24 million for the three months ended June 30, 2012, as compared to $0.11 million for the three months ended June 30, 2011. This increase was primarily due to the acquisition of more computer equipment and servers, and a motor vehicle during the 2012 period and a motor vessel in third quarter 2011.

Data processing and service fee. Data processing and service fees increased by $0.23 million, or 594.1%, to $0.27 million for the three months ended June 30, 2012, as compared $0.04 million for the three months ended June 30, 2011. The increase was primarily due to (i) an increase in customers which caused a corresponding increase in rental fees for the occupancy of more proxy servers, which accounted for approximately 25.1% of the increase; (ii) the commencement in January 2012 of additional monthly consultancy fee payments to Goldenway Investments for the maintenance of our additional online trading platform (pursuant to a new service and maintenance agreement, dated January 1, 2012, between the Company and Goldenway Investments), which accounted for approximately 20.1% of the increase; (iii) an increase of maintenance fee for the trading platform by Goldenway UK, which accounted for approximately 32.5% of the increase; and (iv) an increase of the expenditure for strengthening the internet security, which accounted for approximately 20.0% of the increase.

Income before income taxes. Income before income taxes increased by $5.63 million, or 130.0%, to $9.96 million for the three months ended June 30, 2012, as compared $4.33 million for the three months ended June 30, 2011. This increase was primarily due to the increase in our customer base, resulting in an increase of trading revenue and total expenses of $8.33 million and $2.71 million, respectively, for the three months ended June 30, 2012.

Income taxes. Income taxes increased by $1.07 million, or 147.1%, to $1.80 million for the three months ended June 30, 2012, compared to $0.73 million for the three months ended June 30, 2011, due to an increase in income before income taxes for the reasons as explained above during the 2012 second quarter.

Net income. For the foregoing reasons, we generated a net income of $8.16 million for the three months ended June 30, 2012, an increase of $4.56 million, or 126.6%, from $3.60 million for the three months ended June 30, 2011.

Other comprehensive income. Our other comprehensive income was $0.01 million for both of the three months ended June 30, 2012 and 2011. The balance relates to the foreign currency translation, which is the exchange rate fluctuations from translation of the Company’s Hong Kong and UK subsidiaries’ accounts from Hong Kong dollars, our functional currency, to United States dollars, our reporting currency.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth key components of our results of operations during the six months ended June 30, 2012 and 2011, both in dollars and as a percentage of our net sales.

	For the Six Months Ended
	June 30,		June 30,
	2012		2011
	(Unaudited)		(Unaudited)

	Amount	% of	Amount	% of
		Total		Total
REVENUES		Revenue		Revenue
Trading revenue	$28,635,938	96.7%	$18,065,233	96.5%
Foreign exchange brokerage services	278,054	0.9%	-	-
Interest income from customers’ trading accounts	675,580	2.3%	521,546	2.8%
Fair value change of trading precious metals	27,271	0.1%	130,417	0.7%
Total revenues	29,616,843	100%	18,717,196	100%
EXPENSES
Management fees	472,180	1.6%	4,299,786	23.0%
Trading expenses and commissions	7,397,151	25.0%	4,046,142	21.6%
Employee compensation and benefit	3,658,004	12.4%	521,460	2.8%
General and administrative expenses	1,650,421	5.6%	554,802	3.0%
Advertising expenses	2,665,526	9.0%	480,239	2.6%
Bad debt expenses	673,393	2.3%	454,762	2.4%
Occupancy expenses	405,402	1.4%	347,059	1.9%
Depreciation and amortization	520,770	1.8%	198,561	1.1%
Data processing and service fees	587,144	2.0%	108,157	0.6%
Total expenses	18,029,991	60.9%	11,010,968	59.0%
Other income	13,736	-	4,738	-
INCOME BEFORE INCOME TAXES	11,600,588	39.1%	7,710,966	41.0%
INCOME TAXES
Provision for income taxes	2,151,983	7.3%	1,378,016	7.4%
Deferred income tax provision (recovery )	96,467	0.3%	(17,642)	(0.1)%
	2,248,450	7.6%	1,360,374	7.3%
NET INCOME	9,352,138	31.5%	6,350,592	33.7%

OTHER COMPREHENSIVE INCOME
Foreign currency translation	29,504	0.1%	(2,950)	-
COMPREHENSIVE INCOME	$9,381,642	31.6%	$6,347,642	33.7%

Revenue. Total revenue increased by $10.90 million, or 58.2%, to $29.62 million for the six months ended June 30, 2012, compared to $18.72 million for the six months ended June 30, 2011. This increase was primarily due to (i) the net increase in trading volume, which was in line with the increase in the number of customers as well as an increase in income from spread, which accounted for 96.9% of the net increase; (ii) an increase in rollover interest revenue (mainly caused by the changes in the amount and the length of period for unliquidated contracts), which accounted for 1.4% of the net increase; (iii) an increase in commission income to Goldenway UK, which accounted for 2.6% of the net increase; and (iv) a decrease in fair value change of trading precious metals, which accounted for (0.9)% of the net increase. Revenue from spot contracts traded on our electronic trading platform accounted for approximately 96.7% and 96.5% of our revenues for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, revenue generated from rollover interest revenue accounted for approximately 2.3% and 2.8% of our revenues, respectively. Revenue generated from realized and revaluation of precious metals during the same periods accounted for 0.1% and 0.7% of our revenues, respectively, mainly due to changes in market prices. Revenue generated from foreign exchange brokerage services (which commenced in January 2012), resulted in 0.9% and nil of our revenues, respectively.

Expenses. During the six months ended June 30, 2012, the expenses were comprised of Management fee, Trading expenses and commissions, Employee compensation and benefit, General and administrative expenses, Advertising expenses, Bad debt expenses, Occupancy expenses, Depreciation and amortization, and Data processing and service fees. Expenses increased by $7.02 million, or 63.7%, during the six months ended June 30, 2012, to $18.03 million, as compared to $11.01 million during the 2011 period, due to increases in each expense component discussed in more detail below.

Management fee. Management fee expenses are comprised of rental, entertainment, travel and computer expenses of Goldenway Investments. Management fee was $0.47 million for the six months ended June 30, 2012, compared to $4.30 million for the six months ended June 30, 2011. The $3.83 million, or 89.0% decrease in management fee, is mainly attributable to the amendment of our management fee agreement with Goldenway Investments during the 2011 fourth quarter, to remove the mark-up rate component and to apportion operating costs based on the number of employees engaged in activities for the Company so that the Company could incur costs, such as employee costs, directly.

Trading expenses and commissions. Trading expenses and commissions increased by $3.35 million, or 82.8%, to $7.40 million for the six months ended June 30, 2012, compared to $4.05 million for the six months ended June 30, 2011. The increase in trading expenses and commissions was mainly driven by (i) the increase in trading volume, which accounted for 57.5% of the increase; and ii) the increase in customers brought in by agents, which led to an increase in collection fees for customer deposits and commissions to agents, which accounted for 42.5% of the increase.

Employee compensation and benefit. Employee compensation and benefit increased by $3.14 million, or 601.5%, to $3.66 million for the six months ended June 30, 2012, compared to $0.52 million for the six months ended June 30, 2011. The increase was primarily due to an increase in the number of new employees hired in connection with our amendment of the management fee agreement, as well as in connection with the fulfillment of the necessary vacancies for the newly-developed department, such as dealing function.

General and administrative expenses. General and administrative expenses increased by $1.10 million, or 197.5%, to $1.65 million for the six months ended June 30, 2012, as compared to $0.55 million for the six months ended June 30, 2011. The increase was primarily due to (i) an increase in office expenses necessitated by the increase in employees of $0.59 million; (ii) an increase of consultancy and professional fees in connection with financial reporting and Sarbanes-Oxley compliance of $0.31 million and (iii) an increase in exchange loss, which was mainly driven by the translation between HKD to USD of $0.20 million.

Advertising expenses. Advertising expenses increased by $2.19 million, or 455.0%, to $2.67 million for the six months ended June 30, 2012, compared to $0.48 million for the six months ended June 30, 2011. The increase was primarily due to (i) an advertising fee to our celebrity spokesperson during the six months ended June 30, 2012, which accounted for 3.2% of the increase; and (ii) an increase in the cost of our online promotional activities during the 2012 period, which accounted for 74.7% of the increase. Pursuant to our renewed client agreement with Goldenway HK, we are obligated to pay consulting fees to Goldenway HK for marketing and advertising services.

Bad debts expenses. Bad debt expenses increased by $0.22 million, or 48.1% to $0.67 million for the three months ended June 30, 2012, compared to $0.45 million for the same period in 2011. The increase is primarily attributable to an increase in doubtful payments from gateway agents during the second quarter of 2012.

Occupancy expenses. Occupancy expenses increased by $0.06 million, or 16.8%, to $0.41 million for the six months ended June 30, 2012, compared to $0.35 million for the six months ended June 30, 2011. The increase is mainly attributable to additional occupancy expenses for our new subsidiary, Goldenway UK.

Depreciation and amortization. Depreciation and amortization increased by $0.32 million, or 162.3%, to $0.52 million for the six months ended June 30, 2012, as compared to $0.20 million for the six months ended June 30, 2011. This increase was primarily due to the acquisition of more computer equipment and servers, and a motor vehicle during the 2012 period and a motor vessel in third quarter 2011.

Data processing and service fee. Data processing and service fees increased by $0.48 million, or 442.9%, to $0.59 million for the six months ended June 30, 2012, as compared $0.11 million for the six months ended June 30, 2011. The increase was primarily due to (i) an increase in customers which caused a corresponding increase in rental fees for the occupancy of more proxy servers, which accounted for 12.2% of the increase; (ii) an increase in additional monthly consultancy fee payments to Goldenway Investments commencing in January 2012, for the maintenance of our additional online trading platform (pursuant to a new service and maintenance agreement, dated January 1, 2012, between the Company and Goldenway Investments), which accounted for 19.4% of the increase; and (iii) an increase of maintenance fee for the trading platform by Goldenway UK, which accounted for approximately 55.2% of the increase.

Income before income taxes. Income before income taxes increased by $3.89 million, or 50.4%, to $11.60 million for the six months ended June 30, 2012, as compared $7.71 million for the six months ended June 30, 2011. This increase was primarily contributed by the increase in our customer base, resulting in an increase of trading revenue and total expenses of $10.90 million and $7.02 million, respectively, for the six months ended June 30, 2012.

Income taxes. Income taxes increased by $0.89 million, or 65.3%, to $2.25 million for the six months ended June 30, 2012, compared to $1.36 million for the six months ended June 30, 2011, due to an increase in income before income taxes for the reasons as explained above during the 2012 second quarter.

Net income. For the foregoing reasons, we generated a net income of $9.35 million for the six months ended June 30, 2012, an increase of $3.00 million, or 47.3%, from $6.35 million for the six months ended June 30, 2011.

Other comprehensive income. Our other comprehensive income was $0.03 million for the six months ended June 30, 2012, compared with comprehensive income of $0.01 million for the six months ended June 30, 2011. The balance relates to foreign currency translation, which is the exchange rate fluctuation from translation of the Company’s Hong Kong and UK subsidiaries’ accounts from Hong Kong dollars to United States dollars.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our stockholders. We are not aware of any other restrictions that will significantly impact our ability to transfer cash within our corporate structure or restrict the net assets of our subsidiary, Goldenway Precious Metals. As of June 30, 2012, we had cash and cash equivalents of $22.73 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flows
(all amounts in millions of U.S. dollars)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$13,396,772	$7,778,366
Net cash used in investing activities	(933,786)	(11,492,585)
Effect of exchange rate changes on cash	549	(1,284)
Net increase (decrease) in cash and cash equivalents	12,463,535	(3,715,503)
Cash, beginning of the period	10,267,457	7,975,652
Cash, end of the period	$22,730,992	$4,260,149

As a member of the CGSE, we are also subject to working capital and minimum asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 and the minimum required asset is $645,000. We were in compliance with these requirements as of June 30, 2012.

The United Kingdom’s Financial Services Authority, or the FSA, requires Goldenway UK to maintain a regulatory basic capital of €125,000 (approximately, $157,000), and a Pillar 2 capital requirement of £507,000 (approximately, $792,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. As of June 30, 2012, Goldenway UK had net assets of $801,055 which made the company in compliance with these requirements as of that date.

As of June 30, 2012, we had $22,730,992 in cash and $1,895,670 in gold and silver, and as of December 31, 2011, we had $10,267,457 and $1,674,077, respectively. As of June 30, 2012 and December 31, 2011, we had $44,624,511 and $28,716,790, respectively, in total assets.

Operating Activities

Net cash provided by operating activities was $13.40 million for the six months ended June 30, 2012, as compared to $7.78 million for the six months ended June 30, 2011, an increase of $5.62 million. The increase was due to the higher net income and more adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. For the six months ended June 30, 2012, (i) change in accounts receivable held by the Company resulted in a cash outflow of $2.09 million, compared to a cash outflow of $0.85 million for the six months ended June 30, 2011; (ii) change in other receivables resulted in a cash inflow of $0.11 million for the six months ended June 30, 2012, compared to a cash outflow of $0.35 million for the six months ended June 30, 2011; (iii) change in trading precious metals resulted in a cash outflow of $0.19 million for the six months ended June 30, 2012, compared to a cash outflow of $0.29 million for the six months ended June 30, 2011; (iv) change in deposits and prepaid expenses resulted in a cash outflow of $1.12 million for the six months ended June 30, 2012, compared to a cash inflow of $0.04 million for the six months ended June 30, 2011; (v) change in accounts payable resulted in a cash inflow of $1.36 million for the six months ended June 30, 2012, compared to a cash inflow of $0.46 million for the six months ended June 30, 2011; (vi) change in accrued expenses and other liabilities resulted in a cash inflow of $0.04 million for the six months ended June 30, 2012, compared to a cash outflow of $0.22 million for the six months ended June 30, 2011; (vii) change in customer deposits resulted in a cash inflow of $2.92 million for the six months ended June 30, 2012, compared to a cash inflow of $3.82 million for the six months ended June 30, 2011; (viii) change in income taxes payable resulted in a cash inflow of $1.95 million for the six months ended June 30, 2012, compared to a cash outflow of $0.06 million for the six months ended June 30, 2011; (ix) the changes in the balance related to a cash inflow of $0.41 million from Goldenway Investments, our majority stockholder, for the six months ended June 30, 2012; and (x) the changes in the balance related to a cash inflow of $0.24 million from Goldenway Global Investments (New Zealand) Limited, or Goldenway NZ, a company owned and controlled by Goldenway Investments, for the six months ended June 30, 2012.

Investing Activities

Net cash used in investing activities was $0.93 million for the six months ended June 30, 2012, compared to $11.49 million for the six months ended June 30, 2011, resulting in a change of $10.56 million. The change is mainly due to: (i) a cash outflow of $0.34 million for the acquisition of property and equipment during the six months ended June 30, 2012, compared to $0.17 million in cash used for such purpose during the six months ended June 30, 2011; and (ii) a cash outflow of acquisition of intangible assets of $0.59 million for the six months ended June 30, 2012.

In addition, the cash flow used in investing activities i) related to our majority stockholder, Goldenway Investments, decreased from $6.81 million used in the six months ended June 30, 2011, prior to the Company’s acquisition of Goldenway Precious Metals, to $nil used in the six months ended June 30, 2012; and ii) $4.5 million was prepaid to acquire a motor vessel in the six months ended June 30, 2011 as compared with $nil in the six months ended June 30, 2012.

Financing Activities

There were no financing activities for the six months ended June 30, 2012 and 2011.

Operating Lease Commitments

The Company leases its office space under non-cancelable operating lease agreements that expire on various dates through 2015. Future annual minimum lease payments, including maintenance and management fees, for non cancelable operating leases, are as follows:

Year ending December 31,	(in‘000)

2012	1,029
2013	1,737
2014	1,651
2015	855

$5,272

Obligations under Material Contracts

  Goldenway Investments is the former parent of Goldenway Precious Metals and is now our majority stockholder. On January 1, 2010, Goldenway Precious Metals entered into a management fee agreement with Goldenway Investments, pursuant to which Goldenway Investments provides management services to Goldenway Precious Metals in exchange for management fees based on the actual operating cost incurred by Goldenway Investments, plus a mark-up rate on certain operational costs. The management fee is payable on an annual basis or on demand after provision of management services by the Goldenway Investments. Since October 1, 2011, the management fee agreement was amended to eliminate the mark-up rate component and apportion operating costs based on the number of employees engaged in activities for the Company. The management fee is payable on a monthly basis or on demand after a provision of service by the Goldenway Investments. Management fees were $0.28 million and $0.47 million, respectively, for the three and six months ended June 30, 2012, compared to $2.44 million and $4.30 million, respectively, for the three and six months ended June 30, 2011.

  The Company and Goldenway Investments are also party to a maintenance and service agreement, dated January 1, 2012, pursuant to which the Company is obligated pay a monthly fee of HKD 120,000 (approximately, $0.02 million) to Goldenway Investments in exchange for precious metals trading platform maintenance services. Fees incurred under the maintenance and service agreement totaled $0.04 million and $0.09 million, respectively, for the three and six months ended June 30, 2012.

  The Company is party to a marketing and advertising service agreement, dated October 1, 2009, between the Company and Goldenway Investments (HK) Limited, or Goldenway HK, a Goldenway Investments subsidiary, whereby the Company is obligated to pay an annual fee of $0.70 million to Goldenway HK, in exchange for marketing and advertising consulting services. The contract is subject to annual renewal. As of June 30, 2012, we were obligated to pay $0.35 million to Goldenway HK for the remaining of the year under this agreement. Fees incurred under the marketing and advertising service agreement totaled $0.17 million and $0.35 million, respectively, for the three and six months ended 30 June 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

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

On July 27, 2012, the FASB issued ASU No. 2012-02 under which an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 or January 1, 2013 for the Company. Early adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our customers, we are not exposed to the market risk of a position moving up or down in value.

Liquidity Risk

In normal conditions, our business of providing electronic trading precious metals and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of June 30, 2012, the percentage of cash and cash equivalents, excluding cash and cash equivalents held for customers and restricted cash, to total assets were 50.9% , as compared to 35.8% as of December 31, 2011.

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

These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of June 30, 2012, the Company’s capital position was $23.10 million, including all financial assets and liabilities.

The FSA requires Goldenway UK to maintain a regulatory basic capital of €125,000 (approximately, $157,000), and a Pillar 2 capital requirement of £507,000 (approximately, $792,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. As of June 30, 2012 Goldenway UK had net assets of $0.80 million which made the company in compliance with these requirements as of such date.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Ricky Wai Lam Lai, and our Chief Financial Officer or CFO, Mr. Yue Yuen Chan, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, Mr. Lai and Mr. Chan concluded that, as of June 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

During its evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, our management determined that our accounting personnel lacked the sufficient skill and experience in the application of U.S. generally accepted accounting principles (GAAP) necessary to fulfill the our public reporting obligations in accordance with U.S. GAAP and the SEC’s rules and regulations. While our accounting personnel have several years of accounting and audit experience, none of them were trained in the U.S. or hold a U.S. CPA designation. We plan to recruit qualified accounting personnel with sufficient experience and training in U.S. GAAP to cure this material weakness. We also plan to engage qualified entities to train our financial and accounting personnel so that they may attain the requisite knowledge of and experience with U.S. GAAP. In the interim, we are working with a U.S. GAAP consultant to assist us with our financial reporting.

Notwithstanding management’s determination that our internal control over financial reporting was ineffective as of June 30, 2012, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in the second quarter of 2012 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

On May 14, 2012, the Company’s solicitors commenced a legal action in the High Court of Hong Kong for the collection of an outstanding debt of RMB 4,037,244 (approximately, $639,000) due from one of the Company’s payment agents (referred to hereafter as the "Proceeding"). The Proceeding is scheduled to be heard by the High Court. In view of this, management has determined that no provision should be provided for the Proceeding as its outcome is still too remote and inconclusive as of the date of this report. Management does not believe that a ruling against the Company in the Proceeding will have a material adverse impact on the Company’s results of operations.

We are currently not aware of any legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

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

Dated: August 14, 2012

GOLDENWAY, INC.

By: /s/ Ricky Wai Lam Lai
Ricky Wai Lam Lai, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Yue Yuen Chan
Yue Yuen Chan, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

32

EXHIBIT INDEX

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

33