Form 10-Q
period 2012-09-30
Goldenway, Inc.
filed 2012-11-14
CIK 1446210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-154610

GOLDENWAY, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-3968194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28/F, Tower 2,
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

Yes  [    ]                 No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [ X ]                 No  [    ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]                 No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ X ]                 No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [    ]                 No  [ X ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value per share: 14,660,029 outstanding as of November 14, 2012.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements.

GOLDENWAY, INC.
Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended
September 30, 2012 and 2011

Goldenway, Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

		September 30,	December 31,
As of	Note	2012	2011
ASSETS
Current Assets:
Cash		$26,032,628	$10,267,457
Accounts receivable, net of allowance for doubtful accounts ($638,717 for September 30, 2012 and $Nil for December 31, 2011)		3,250,934	2,358,677
Unrealized profits on open contracts	[3]	2,927,889	1,837,642
Other receivables	[4]	159,592	722,607
Trading precious metals	[3]	549,221	1,674,077
Deposits and prepaid expenses	[5]	4,347,630	1,965,475
Deferred income tax assets		449,946	449,234
Total current assets		37,717,840	19,275,169
Property and equipment, net	[6]	4,923,337	4,828,890
Intangible assets, net	[7]	3,018,363	2,585,422
Goodwill	[7]	427,149	427,136
Deposits and prepaid expenses – non-current	[5]	1,496,519	1,105,441
Due from sister companies	[10]	202,302	-
Due from majority stockholder	[10]	68,333	494,732
Total assets		$47,853,843	$28,716,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	[8]	$968,645	$1,564,918
Customer deposits		13,641,501	8,389,460
Unrealized losses on open contracts	[3]	613,972	245,856
Accrued expenses and other liabilities		2,293,086	1,870,947
Income taxes payable		4,433,043	1,921,033
Deferred income tax liabilities		35,110	35,054
Total current liabilities		21,985,357	14,027,268
Other liabilities:
Deferred income tax liabilities – non-current		1,055,001	968,464
Total liabilities		23,040,358	14,995,732
COMMITMENTS AND CONTINGENCIES	[11]
Shareholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 14,660,029 shares issued and outstanding		14,660	14,660
Additional paid-in capital		12,877,163	12,877,163
Retained earnings		11,943,157	889,060
Accumulated other comprehensive income		(21,495)	(59,825)
Total shareholders' equity		24,813,485	13,721,058
Total liabilities and shareholders' equity		$47,853,843	$28,716,790

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Goldenway, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income
(Expressed in US dollars)
(Unaudited)

		For the Nine Months Ended		For the Three Months Ended
		September 30		September 30
	Note	2012	2011	2012	2011

REVENUES

Trading revenue		$39,603,880	$35,837,233	$10,967,942	$17,771,970
Foreign exchange brokerage services	[10]	380,306	-	102,252	-
Interest income from customers’ trading accounts		1,081,819	839,064	406,239	317,518
Gains from sales of gold and silver		311,235	-	311,235	-
Fair value change of trading precious metals		(84,402)	264,221	(111,673)	133,804
Total revenues		41,292,838	36,940,518	11,675,995	18,223,292

EXPENSES
Management fees	[10]	827,525	6,627,683	355,345	2,327,897
Trading expenses and commissions		9,478,327	7,864,800	2,081,176	3,818,658
Employee compensation and benefits		5,786,536	809,161	2,128,532	287,701
General and administrative expenses		2,306,143	904,725	655,722	342,398
Advertising expenses	[10]	5,018,652	688,575	2,353,126	208,336
Bad debt expenses		1,346,384	1,307,555	672,991	852,793
Occupancy expenses		967,204	520,682	561,802	173,623
Depreciation and amortization		774,762	376,961	253,992	178,400
Data processing and service fees	[10]	955,667	158,918	368,523	50,761
Total expenses		27,461,200	19,259,060	9,431,209	8,240,567
OTHER INCOME		25,024	9,062	11,288	4,324
INCOME BEFORE INCOME TAXES		13,856,662	17,690,520	2,256,074	9,987,049
INCOME TAXES
Provision for income taxes		2,687,202	2,494,888	535,219	1,116,872
Deferred income tax provision		115,363	471,750	18,896	489,392
		2,802,565	2,966,638	554,115	1,606,264
NET INCOME		11,054,097	14,723,882	1,701,959	8,380,785
OTHER COMPREHENSIVE INCOME
Foreign currency translation		38,330	(1,880)	8,826	1,070
COMPREHENSIVE INCOME		$11,092,427	$14,722,002	$1,710,785	$8,381,855

NET INCOME		$11,054,097	$14,723,882	$1,701,959	$8,380,785

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
Basic and Diluted	[9]	14,660,029	14,660,029	14,660,029	14,660,029

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and Diluted	[9]	$0.75	$1.00	$0.12	$0.57

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Goldenway, Inc.
Interim Condensed Consolidated Statements of Shareholders’ Equity
As of September 30, 2012 and December 31, 2011
(Expressed in US dollars)
(Unaudited)

	Common Stock
					Accumulated
			Additional		Other	Total
	Number of		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Earnings	Income	Equity
BALANCE, December 31, 2011	14,660,029	$14,660	$12,877,163	$889,060	$(59,825)	$13,721,058
Net income for the period	-	-	-	1,190,072	-	1,190,072
Foreign currency translation adjustment	-	-	-	-	39,197	39,197

BALANCE, March 31, 2012	14,660,029	$14,660	$12,877,163	$2,079,132	$(20,628)	$14,950,327
Net income for the period	-	-	-	8,162,066	-	8,162,066
Foreign currency translation adjustment	-	-	-	-	(9,693)	(9,693)

BALANCE, June 30, 2012	14,660,029	$14,660	$12,877,163	$10,241,198	$(30,321)	$23,102,700
Net income for the period	-	-	-	1,701,959	-	1,701,959
Foreign currency translation adjustment	-	-	-	-	8,826	8,826

BALANCE, September 30, 2012	14,660,029	$14,660	$12,877,163	11,943,157	(21,495)	24,813,485

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Goldenway, Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months Ended
	30 September
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,054,097	$14,723,882
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized profit	(722,131)	(1,049,781)
Depreciation and amortization	774,762	376,961
Deferred income tax	115,363	471,750
Gains on sales of gold and silver	(311,235)	-
Change in fair value of trading precious metals	84,402	(264,221)
Bad debt expenses	1,346,384	1,450,586
Changes in assets and liabilities:
(Increase) decrease in assets -
Restricted cash	-	128,518
Accounts receivable	(2,238,641)	(9,406,110)
Other receivables	563,015	(938,738)
Trading precious metals	1,351,689	(581,801)
Deposits and prepaid expenses	(2,773,233)	(449,533)
Due from sister companies	(202,302)	-
Due from majority stockholder	426,399	-
Increase (decrease) in liabilities -
Accounts payable	(596,273)	1,573,979
Customer deposits	5,252,041	3,816,638
Accrued expenses and other liabilities	422,139	(118,097)
Income taxes payable	2,482,528	1,058,116
Net cash provided by operating activities	17,029,004	10,792,149

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(675,712)	(4,764,032)
Purchase of intangible assets	(592,188)	-
Due to majority stockholder	-	(3,750,468)
Acquisition of subsidiary, net of cash acquired	(13)	-
Net cash used in investing activities	(1,267,913)	(8,514,500)

NET INCREASE IN CASH	15,761,091	2,277,649
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,080	6,222
Cash, beginning of period	10,267,457	7,975,652
Cash, end of period	$26,032,628	$10,259,523
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest received	$1,081,819	$839,064

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Non-cash Investing Activities

Before the reverse merger and recapitalization as described in Note 1, the Company declared dividends totaling $18,240,268 during the nine months ended September 30, 2011 to reduce the due from majority stockholder account. No such dividend was declared during the nine months ended September 30, 2012.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
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

GPML was incorporated in Hong Kong on April 7, 2009. GPML is involved in the trading of precious metals and precious metals trading contracts through its electronic trading platform. GPML has obtained requisite licenses from the Chinese Gold & Silver Exchange Society (the “CGSE”) and is one of the CGSE’s recognized E-Trading members.

On November 1, 2011, GPML acquired 100% of Goldenway Global Investments (UK) Limited (“Goldenway UK”) which was incorporated in United Kingdom on July 14, 1997. Goldenway UK is licensed by the London Financial Services Authority (“FSA”) and is involved in the provision of foreign exchange brokerage services.

On August 14, 2012, Goldenway, Inc. established Goldenway Financial Holdings Limited (“Goldenway Financial”) as its wholly-owned Hong Kong subsidiary, for the purpose of a merger and reorganization with Goldenway, Inc. As of the date of this report, Goldenway Financial remains inactive and the reorganization is not yet effective.

On August 30, 2012, GPML acquired a 100% equity interest in Goldtop Success Limited (“Goldtop”), an inactive Hong Kong company, for an aggregate purchase price of HK$600 (approximately $77), pursuant to a purchase and sale agreement, dated August 30, 2012. Goldtop was incorporated in Hong Kong on June 26, 2012 by an employee of the Company, for the purpose of promoting the Company but has been inactive since its formation.

These interim condensed consolidated financial statements include the accounts of the CII, GPML, Goldenway UK, Goldtop and Goldenway Financial (collectively referred as the “Company”, “we”, “our” or “us”). All inter-company balances and transactions have been eliminated on consolidation. These interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
For the Three and Nine Months Ended September 30, 2012 and 2011
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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income”. The amendments are being made to allow FASB time to re- deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU No. 2011-12 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s interim condensed consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, “Technical Amendments and Corrections to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114. Technical Amendments Pursuant to SEC Release No. 33-9230, and Corrections Related to FASB Accounting Standards Update 2010-22, which amends various SEC paragraphs pursuant to the issuance of SAB No. 114. This ASU became effective on issuance, and the adoption of the ASU had no impact on the Company’s financial position or results of operations.

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

On July 27, 2012, the FASB issued ASU No. 2012-02 under which an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal periods beginning after September 15, 2012 or January 1, 2013 for the Company. Early adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies - continued

On October 2012, the FASB issued ASU No. 2012-04, Technical Amendments and Corrections. The updates to current guidance make the codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarification. ASU No. 2012-04 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU No. 2012-04 is not expected to have a material effect on the Company’s consolidated financial statements.

Foreign exchange rates used:
	September 30,	December 31,	September 30,
	2012	2011	2011
Period end USD/HK$ exchange rate	7.7540	7.7663	7.7840
Average USD/HK$ exchange rate	7.7590	7.7841	7.7858

3.	Fair Value Measurement

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$2,927,889	$-	$2,927,889
Trading precious metals	549,221	-	-	549,221

Total	$549,221	$2,927,889	$-	$3,477,110
Liabilities:
Unrealized losses on open contracts	$-	$613,972	$-	$613,972

	Fair Value Measurements on a Recurring Basis
	As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$1,837,642	$-	$1,837,642
Trading precious metals	1,674,077	-	-	1,674,077

	$1,674,077	$1,837,642	$-	$3,511,719

Liabilities:
Unrealized losses on open contracts	$-	$245,856	$-	$245,856

Level 1

The Company has investments in gold and silver that are recorded based upon listed or quoted gold and silver market prices. The investments in gold and silver are recorded in Trading precious metals.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

Level 2

The Company has open trading contracts that are Level 2 financial instruments and are recorded based on the difference in market price of the underlying precious metal of the open trading contracts between the date when the contracts are entered and the balance sheet date. The open trading contracts are recorded in Unrealized profits on open contracts and Unrealized losses on open contracts.

4.	Other Receivables

Other receivables consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Funds in transit (i)	$-	$81,868
CGSE rebate receivable (ii)	117,242	611,750
Staff loan (iii)	20,297	28,989
VAT receivable	9,072	-
Others	12,981	-

	$159,592	$722,607

(i)

Funds in transit represents the amount transferred from agents but have yet to be received by the Company as of December 31, 2011. Funds in transit were received subsequent to the period end date (i.e. in January 2012). Normally funds in transit will be received within 5 business days.

(ii)	CGSE charges the Company a fee for each precious metal price trading transaction and issues rebates based on the transaction volume.

(iii)	The staff loan is the advance to a director of Goldenway UK. The amount is unsecured, non-interest bearing and has no fixed repayment terms.

5.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of September 30, 2012 and December 31, 2011:

		September 30,	December 31,
		2012	2011

Deposit in Hantec Bullion Limited	(a)	$-	$475,708
Advertising expenses		688,076	481,912
Funds to transfer agents		2,702,202	590,817
Legal and professional fee		457,922	437,078
Other deposits and prepaid expenses	(b)	1,995,949	1,085,401
Deposits and prepaid expenses		$5,844,149	$3,070,916
Represented by:
Deposits and prepaid expenses – current		$4,347,630	$1,965,475
Deposits and prepaid expenses – non-current		1,496,519	1,105,441
		$5,844,149	$3,070,916

(a)

The Company executed trading of precious metal trading contracts through Hantec Bullion Limited (“Hantec”), a private precious metal trading company in Hong Kong. All the deposit with Hantec can be used for future trading or withdrawn at the Company’s discretion. The deposit was completely refunded in August 2012.

(b)

The balance mainly represented the deposits for utility, leased offices, e-trading fees, service fees of data processing and analysis to Shenzhen Gateway Technology Limited (“Gateway”) and other miscellaneous prepaid expenses for daily operations (Note 10).

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

6.	Property and Equipment

Property and equipment, including leasehold improvements, consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Office equipment	$26,678	$23,106
Computer equipment	729,440	411,772
Leasehold improvements	363,387	363,194
Furniture and fixtures	45,148	44,503
Motor vehicle	424,368	80,127
Motor vessel	4,531,204	4,516,244
	6,120,225	5,438,946
Less: Accumulated depreciation	(1,196,888)	(610,056)

Property and equipment, net	$4,923,337	$4,828,890

Depreciation expense was $192,007 and $613,482 for the three and nine months ended September 30, 2012, respectively ($146,321 and $280,631, respectively, for the same periods ended September 30, 2011), and was recorded as depreciation and amortization in the Company’s interim condensed consolidated statements of operations and comprehensive income.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Precious metal price trading licenses (i)	$638,381	$637,369
Precious metal trading platform (ii)	1,237,016	643,807
FSA license (iii)	1,529,578	1,529,578
Intangible assets	3,404,975	2,810,754
Less: accumulated amortization	(386,612)	(225,332)
Intangible assets, net	$3,018,363	$2,585,422

	September 30,	December 31,
	2012	2011
Goodwill arising on consolidation(iii)	$427,149	$427,136

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

(ii)

In 2010, the Company purchased an online precious metal trading platform from Gateway, which is controlled by Mr. Hao Tang. The platform is amortized over its useful life of 5 years. During the nine months ended September 30, 2012, the Company acquired a) another online trading platform from GIHL; b) software development for the online precious metal trading platform from Gateway; and c) a license for new trading software for trading platform in a) from MetaQuotes, all of the newly-acquired intangible assets are amortized over its useful life of 5 years. Details of a) and b) are set out in Note 10 to the interim condensed consolidated financial statements.

(iii)

These are FSA licenses identified, goodwill recognized from the acquisition of Goldenway UK and Goldtop of $427,136 and $13, respectively. Further details of the acquisition of Goldtop are set out in Note 1.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

7.	Intangible Assets and Goodwill - continued

Amortization expense was $61,985 and $161,280 for the three and nine months ended September 30, 2012, respectively ($32,079 and $96,330, respectively, for the same periods ended September 30, 2011), and was recorded as depreciation and amortization in the Company’s interim condensed consolidated statements of operations and comprehensive income.

The estimated amortization expenses for the next 5 years are as follow:

2012	$61,851
2013	$247,403
2014	$247,403
2015	$150,679
2016	$118,438

8.	Accounts Payable

Accounts payable consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Commissions payable to agents	$841,100	$1,143,573
Withdrawals requested by customers	108,752	215,135
Other vendors	18,793	206,210
	$968,645	$1,564,918

As of September 30, 2012 and December 31, 2011, the balance with other vendors includes a balance of $nil and $54,382, respectively, payable to a company whose director is also a director of Goldenway UK.

9.	Earnings Per Share

Earnings per share information for the three and nine months ended September 30, 2012 and 2011 were determined by dividing net income attributable to the shareholders for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

For the three and nine months ended September 30, 2012 and 2011, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore the basic and diluted earnings per share for the respective periods are equal.

	For the Nine Months Ended		For the Three Months Ended
	September 30		September 30
	2012	2011	2012	2011
Numerator
Net income attributable to common shareholders	$11,054,097	$14,723,882	$1,701,959	$8,380,785

Denominator
Weighted average shares of common stock	14,660,029	14,660,029	14,660,029	14,660,029

Basic and diluted earnings per common stock	$0.75	$1.00	$0.12	$0.57

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

10.	Related Party Transactions and Balances

The Company has engaged in related party transactions with certain majority stockholders, directors and officers of the Company and sister companies as described below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that could prevail in arm’s-length transactions.

The related parties are:

Entities	Business	Relationship
Gateway	IT services	Affiliated Company - Controlled by Mr. Hao Tang
GIHL	Investment	Majority Stockholder
Goldenway Global Investments (New Zealand) Limited (“GWNZ”)	Foreign exchange trading and related brokerage services	GIHL Subsidiary or Sister Company
Goldenway Investments (HK) Limited (“HK”)	Securities and futures broker	GIHL Subsidiary or Sister Company
Goldenway Asset Management Limited (“GAML”)	Securities and asset management advisors	GIHL Subsidiary or Sister Company
Mr. Hao Tang	N/A	Controlling Party of Majority Stockholder
Keen Ocean Technology Limited (“Keen Ocean”)	Inactive	Affiliated Company – Controlled by Mr. Jian Qin Huang, a director of the Company
Goldenway Global Investors L.P. (“GGILP”)	Investment holding	Partnership partly-owned by Majority Stockholder
  Gateway

  During the three and nine months ended September 30, 2012, the Company incurred $142,797 and $207,224, respectively, in IT   service fees to Gateway ($5,346 and $37,451, respectively, for the same periods ended September 30, 2011), which were recorded as data processing and service fees under the interim condensed consolidated statements of operations and comprehensive income. As of September 30, 2012, the Company was obligated to pay approximately $556,900 in IT service fees to Gateway.

  Moreover, the Company incurred $78,972 and $78,972 for the three and nine months ended September 30, 2012, respectively, in service fees in relation to data analysis to Gateway, which were recorded as advertising expenses under the interim condensed consolidated statements of operations and comprehensive income. As of September 30, 2012, the Company was obligated to pay approximately $398,000 in data analysis fees to Gateway.

  During the three and nine months ended September 30, 2012, the Company also incurred $nil and $193,000, respectively, of software developments for the online precious metal trading platform (Note 7(ii)).

  As of December 31, 2011, the Company prepaid $91,206 to Gateway for future IT services and recorded the amounts as other deposits and prepaid expenses (Note 5(b)).

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

10.	Related Party Transactions and Balance - continued
  GIHL

  During the three and nine months ended September 30, 2012, the Company incurred $355,345 and $827,525 management fees to GIHL, respectively ($2,327,897 and $6,627,683, respectively, for the same periods ended September 30, 2011). The Company also made advances to GIHL during the year ended December 31, 2011. As of September 30, 2012, the Company has $68,333 net receivable from GIHL ($494,732 as of December 31, 2011).

  In addition, for the three and nine months ended September 30, 2012, the Company incurred approximately $nil and $258,000, respectively, set up fees for its online trading platforms. The fees were capitalized as intangible assets (Note 7(ii)). The Company also incurred a monthly maintenance fee of approximately $46,000 and $139,000, for the three and nine months ended September 30, 2012, respectively, from GIHL, which were recorded as data processing and service fees under the interim condensed consolidated statements of operations and comprehensive income.

  GWNZ

  During the three and nine months ended September 30, 2012, the Company earned $102,252 and $380,306, respectively, in commissions from GWNZ (no such commissions incurred during the same periods ended September 30, 2011). As of September 30, 2012, the Company has $204,881 net receivable from the GWNZ ($nil as of December 31, 2011).

  HK

  The Company entered into a marketing and advertising service agreement with HK, whereby the Company is obligated to pay approximately $700,000 annually. The agreement is subject to annual renewal. During the three and nine months ended September 30, 2012, the Company incurred $174,070 and $521,974, respectively, for advertising services ($173,226 and $520,180, respectively, for the same periods ended September 30, 2011), which were recorded as advertising expenses under the interim condensed consolidated statements of operations and comprehensive income. As of September 30, 2012, the Company was obligated to pay approximately $174,100 to HK for the remaining of the year under this agreement.

  GAML

  The Company entered into an investment advisory service agreement with GAML, whereby the Company is obligated to pay approximately $31,000 annually. The agreement is subject to annual renewal. During the three and nine months ended September 30, 2012, the Company incurred approximately $7,700 for both periods, for investment advisory services ($nil for the same periods ended September 30, 2011), which were recorded as advertising expenses under the interim condensed consolidated statements of operations and comprehensive income. As of September 30, 2012, the Company was obligated to pay approximately $7,736 to GAML for the remaining of the year under this agreement and has $2,579 net payable to the GAML ($nil as of December 31, 2011).

  Dividend

  Prior to the closing of the share exchange transaction, GPML declared a dividend of $4,234,406 and $18,240,268 or $0.04 and $0.18 per share, respectively, for the three and nine months ended September 30, 2011, on the 100,000,000 shares issued to GIHL. No dividend was declared during the three and nine months ended September 30, 2012.

  Mr. Hao Tang

  Mr. Hao Tang, the major shareholder and an officer of the Company, has a trading account on the Company’s trading platform as of September 30, 2012. No trading activity was made by Mr. Tang during the three and nine months ended September 30, 2012 and 2011. His deposit balance in the trading account with the Company as of September 30, 2012 was $857 ($56,857 as of December 31, 2011).

  Keen Ocean

  In May 2012, the Company acquired a license for new trading software for trading platform of $140,666 (Note 7(ii)) through Keen Ocean.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

  GGILP

  During the three and nine months ended September 30, 2012, the Company sold 0 and 10 taels of gold bars for $nil and $18,669, respectively, to GGILP (2011 – Nil), in the ordinary course of business.

All balances with related parties are unsecured, non-interest bearing and have no fixed terms of repayments.

11.	Commitments and contingencies

Leases - The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2015. Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases, are as follows:

Year ending December 31,

2012	$452,067
2013	1,737,375
2014	1,651,867
2015	855,009

$4,696,318

On May 14, 2012, the Company’s solicitors commenced a legal action in the High Court of Hong Kong for the collection of an outstanding debt of RMB 4,037,244 (approximately, $642,000) due from one of the Company’s payment agents (referred to hereafter as the “Proceeding”). The Proceeding is being scheduled for hearing. An allowance for this outstanding amount has been provided for.

12.	Regulatory Requirements

The Company, as a member of CGSE, is subject to working capital and asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 (HK$1.5 million) and the minimum required assets are $645,000 (HK$5 million).

As of September 30, 2012, the GPML has $24,913,580 and $549,221 cash and trading precious metals, respectively, (as compared to $9,845,686 and $1,674,077 as of December 31, 2011).

The GPML’s total assets are $49,074,915 as of September 30, 2012 (as compared to $28,645,454 as of December 31, 2011).

In addition, the FSA requires Goldenway UK to maintain a regulatory basic capital of $161,000 (EUR 125,000), and a Pillar 2 capital requirement of $818,000 (GBP 507,000). As of September 30, 2012, Goldenway UK has net asset of $1,214,524.

The Company was in compliance with all the requirements as of September 30, 2012 and December 31, 2011.

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s interim condensed consolidated financial statements for the three and nine months ended September 30, 2012 are as follows:

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

For the three and nine months ended September 30, 2012, the information concerning the Company’s operations by reportable segment is as follows:

For the three months ended September 30, 2012	Foreign Exchange Brokerage Services and Others	Precious Metals	Elimination	Consolidated
	$	$	$	$
Revenue from foreign exchange brokerage services	102,252	-		102,252
Trading revenue	-	10,967,942		10,967,942
Interest income from customers’ trading accounts	-	406,239		406,239
Gains from sales of gold and silver	-	311,235		311,235
Fair value change of trading precious metals	-	(111,673)		(111,673)
Total revenues	102,252	11,573,743		11,675,995

Income before income taxes	(410,846)	2,666,968	(48)	2,256,074

Income taxes	-	554,115		554,115

Depreciation and amortization	2,971	251,021		253,992

For the nine months ended September 30, 2012	Foreign Exchange Brokerage Services and Others	Precious Metals	Elimination	Consolidated
	$	$	$	$
Revenue from foreign exchange brokerage services	380,306	-		380,306
Trading revenue	-	39,603,880		39,603,880
Interest income from customers’ trading accounts	-	1,081,819		1,081,819
Gains from sales of gold and silver	-	311,235		311,235
Fair value change of trading precious metals	-	(84,402)		(84,402)
Total revenues	380,306	40,912,532		41,292,838

Income before income taxes	(1,415,056)	15,271,820	(102)	13,856,662

Income taxes	-	2,802,565		2,802,565

Depreciation and amortization	25,175	749,587		774,762

As of September 30, 2012	Foreign Exchange Brokerage Services and Others	Precious Metals	Elimination	Consolidated
	$	$	$	$
Additions to property and equipment	-	675,712		675,712

Additions to intangible assets	-	592,188		592,188

Goodwill	-	-	427,149	427,149

Segment assets	1,656,727	49,074,915	(2,877,799)	47,853,843

During the three and nine months ended September 30, 2011, the Company had only one reportable segment being the Precious Metals segment.

Goldenway, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

14.	Subsequent Event

On October 4, 2012, GPML signed a non-binding memorandum of understanding (the “MOU”) with Denling Limited and its sole shareholder, Ms. Yeung Yin, to explore the potential acquisition by the Company of 20,000 ordinary shares, representing 40% of the issued share capital of HXPM Holdings Limited, a company incorporated under the laws of British Virgin Islands, and its wholly-owned Hong Kong subsidiary, HXPM Limited (“HXPM”). HXPM is engaged in the trading and brokering of bullion and is also a member of CGSE. The Company is exploring the acquisition of the HXPM minority interests for a price of up HK$110 million (approximately $14.2 million) and the Company’s payment of a non-interest bearing and refundable deposit of HK$50 million (approximately $6.5 million), subject to the completion of an independent valuation of, and the conduct of due diligence on HXPM.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Goldenway, Inc., a Nevada corporation, and its wholly-owned subsidiaries, (i) Goldenway Precious Metals Limited, a Hong Kong company, or “Goldenway Precious Metals”; (ii) Goldenway Global Investments (UK) Limited, a United Kingdom company or “Goldenway UK”; (iii) Goldtop Success Limited, a Hong Kong company, or “Goldtop”; and (iv) Goldenway Financial Holdings Limited, a Hong Kong company, or “Goldenway Financial”;
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
  “Goldenway Asset Management” refers to Goldenway Asset Management Limited, an entity owned and controlled by Goldenway Investments;
  “Goldenway NZ” refers to Goldenway Global Investments (New Zealand) Limited, an entity owned and controlled by Goldenway Investments;
  “Shenzhen Gateway” refers to Shenzhen Gateway Technology Co. Ltd., a PRC-based IT services provider in which our former CEO, Hao Tang, holds a 29% equity interest;
  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People's Republic of China;
  “Renminbi” and “RMB” refer to the legal currency of China;
  “SEC” refers to the Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended; and
  “U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States; and “HKD” and “HK$” refers to Hong Kong dollars, the legal currency of Hong Kong;.

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

We provide precious metals contract trading services via our 24-hour electronic trading platform and telephone transaction system in Hong Kong. Our electronic trading platform provides our customers with CGSE price quotations on gold and silver trading contracts, on a Loco London basis, as well as information updates on the gold and silver market, based on an evaluation of third-party market pricing sources such as M-Finance and Bloomberg. In addition to our retail customers, we also trade contracts of precious metals with other third-party providers of trading contract services in Hong Kong. See details regarding our services under the “Our Products, Services and Customers” heading in this report.

We face daily fluctuations in the price of gold and silver, foreign exchange rates, as well as interest rates. Although we have not done so since incorporation, through our client agreement with Goldenway HK, an entity owned and controlled by Goldenway Investments, our majority stockholder, we may engage in the trade of future contracts and other derivative instruments to hedge against these market risks. Goldenway HK holds Type 1 and Type 2 licenses approved by the Securities and Futures Commission, SFC, which enables Goldenway HK to deal in futures contracts as defined under Hong Kong’s Securities and Futures Ordinance, SFO. Through our client agreement we are also able to ensure our ability to cover any excess customer demand for gold and silver.

Our revenue from our electronic trading platform trading contracts of precious metals is derived from the difference between the customer’s bid and offer prices and the eventual settlement price. If we receive customers’ trading contract orders requesting physical delivery, we will meet their demands either by selling bullion from our inventory or purchasing the bullion from a third-party bullion provider and reselling them to our customers. Hence, our revenue from our purchase and sale of gold and silver products is earned on the resale of the resulting bullion to our customers based on the revaluation of precious metals on hand at higher prices.

In addition, through our subsidiary, Goldenway UK, our revenue generated is derived from the provision of foreign exchange brokerage services to active retail customers globally.

Our revenues increased from $36.94 million for the nine months ended September 30, 2011 to $41.29 million for the nine months ended September 30, 2012, representing an increase of approximately 11.8% . Our net income decreased to $11.05 million for the nine months ended September 30, 2012, from $14.72 million for the nine months ended September 30, 2011. Revenue generated from contracts traded on the electronic trading platform accounted for approximately 95.9% and 97.0% (including the investment loss from trading contracts) of our revenues for the nine months ended September 30, 2012 and 2011, respectively. Revenue generated from foreign exchange brokerage services, resulted in 0.9% and nil of our revenues for the nine months ended September 30, 2012 and 2011, respectively. Revenue generated from rollover interest revenue accounted for approximately 2.6% and 2.3% of our revenues for the nine months ended September 30, 2012 and 2011, respectively. Revenue generated from the sales of gold and silver accounted for approximately 0.8% and nil of our revenues for the nine months ended September 30, 2012 and 2011, respectively. Revenue generated from realized and revaluation of precious metals accounted for (0.2)% and 0.7% of our revenues for the nine months ended September 30, 2012 and 2011, respectively.

Our principal executive offices are relocated at 28/F, Tower 2, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong. The telephone number at our principal executive office is +852 3719-9399. All our transactions and the technologies, including the servers that carry out these transactions, are all executed and located in Hong Kong.

Recent Developments

On August 30, 2012, Goldenway Precious Metals acquired a 100% equity interest in Goldtop Success Limited (“Goldtop”), an inactive Hong Kong limited company, for an aggregate purchase price of HK$600 (approximately $77), pursuant to a purchase and sale agreement, dated August 30, 2012. Goldtop was incorporated in Hong Kong on June 26, 2012, to engage in business promotions but has been inactive since inception.

On October 4, 2012, Goldenway Precious Metals signed a non-binding memorandum of understanding (the “MOU”) with Denling Limited and its sole shareholder, Ms. Yeung Yin, to explore the potential acquisition by the company of 20,000 ordinary shares, representing 40% of the issued share capital of HXPM Holdings Limited, a company incorporated under the laws of British Virgin Islands, and its wholly-owned Hong Kong subsidiary, HXPM Limited (“HXPM”). HXPM is engaged in the trading and brokering of bullion and is also a member of CGSE. The Company is exploring the acquisition of the HXPM minority interests for a price of up HK$110 million (approximately $14.2 million) and the Company’s payment of a non-interest bearing and refundable deposit of HK$50 million (approximately $6.5 million), subject to the completion of an independent valuation of, and the conduct of due diligence on HXPM.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth key components of our results of operations during the three months ended September 30, 2012 and 2011, both in dollars and as a percentage of our net sales.

	For the Three Months Ended

	September 30,		September 30,
	2012		2011
	(Unaudited)		(Unaudited)

	Amount	% of	Amount	% of
		Total		Total
REVENUES		Revenue		Revenue
Trading revenue	$10,967,942	93.9%	$17,771,970	97.5%
Foreign exchange brokerage services	102,252	0.9%	-	-
Interest income from customers’ trading accounts	406,239	3.5%	317,518	1.8%
Gains from sales of gold and silver	311,235	2.7%	-	-
Fair value change of trading precious metals	(111,673)	(1.0)%	133,804	0.7%
Total revenues	11,675,995	100.0%	18,223,292	100.0%
EXPENSES
Management fees	355,345	3.0%	2,327,897	12.8%
Trading expenses and commissions	2,081,176	17.8%	3,818,658	21.0%
Employee compensation and benefit	2,128,532	18.2%	287,701	1.6%
General and administrative expenses	655,722	5.6%	342,398	1.9%
Advertising expenses	2,353,126	20.2%	208,336	1.1%
Bad debt expenses	672,991	5.8%	852,793	4.7%
Occupancy expenses	561,802	4.8%	173,623	1.0%
Depreciation and amortization	253,992	2.2%	178,400	1.0%
Data processing and service fees	368,523	3.2%	50,761	0.3%
Total expenses	9,431,209	80.8%	8,240,567	45.4%
Other income	11,288	0.1%	4,324	-
INCOME BEFORE INCOME TAXES	2,256,074	19.3%	9,987,049	54.6%
INCOME TAXES
Provision for income taxes	535,219	4.6%	1,116,872	6.1%
Deferred income tax provision	18,896	0.2%	489,392	2.7%
	554,115	4.8%	1,606,264	8.8%
NET INCOME	1,701,959	14.5%	8,380,785	45.8%

OTHER COMPREHENSIVE INCOME
Foreign currency translation	8,826	0.1%	1,070	-
COMPREHENSIVE INCOME	$1,710,785	14.6%	$8,381,855	45.8%

Revenue. Total revenue decreased by $6.54 million, or 35.9%, to $11.68 million for the three months ended September 30, 2012, compared to $18.22 million for the three months ended September 30, 2011. This net decrease was primarily due to (i) a decrease in trading volume, which was in line with the decrease in the number of speculative customers as well as a decrease in income from spread, the net difference between the prices at which we buy and sell, or sell and buy, Loco London Gold and Silver contracts, which accounted for 103.9% of the net decrease; (ii) an increase in commission income earned by Goldenway UK for introducing trading customers to principal(s), which accounted for (1.6)% of the net decrease; (iii) an increase in rollover interest revenue, which is one of our carrying costs, on customers’ open positions on trading contracts of precious metals upon exceeding the daily cutoff period (mainly caused by the changes in the amount and the length of period for unliquidated contracts), which accounted for (1.4)% of the net decrease; (iv) an increase in gains from sales of gold and silver, which accounted for (4.7)% of the net decrease; and (v) a decrease in fair value change of trading precious metals, which accounted for 3.8% of the net decrease. Commissions to Goldenway UK are determined by the number and size of transactions executed by the customers and is recognized currently in income and on a trade date basis. Revenue from contracts traded on our electronic trading platform accounted for approximately 93.9% and 97.5% of our revenues for the three months ended September 30, 2012 and 2011, respectively. Revenue generated from foreign exchange brokerage services (which commenced in January 2012), resulted in 0.9% and nil of our revenues, for the respective periods. During the three months ended September 30, 2012 and 2011, revenue generated from rollover interest revenue accounted for approximately 3.5% and 1.8% of our revenues, respectively. Revenue generated from the sales of gold and silver accounted for approximately 2.7% and nil of our revenues for the three months ended September 30, 2012 and 2011, respectively. Revenue generated from realized and revaluation of precious metals accounted for (1.0)% of our revenues for the three months ended September 30, 2012, whereas revenue generated from the same activity accounted for 0.7% of our revenues for the three months ended September 30, 2011, due to changes in market prices from period to period and the realization of gain for the third quarter 2012.

Expenses. During the three months ended September 30, 2012, the expenses were comprised of Management fees, Trading expenses and commissions, Employee compensation and benefit, General and administrative expenses, Advertising expenses, Bad debt expenses, Occupancy expenses, Depreciation and amortization, and Data processing and service fees. Expenses increased by $1.19 million, or 14.4%, during the three months ended September 30, 2012, to $9.43 million, as compared to $8.24 million during the 2011 period, due to increases in each expense component discussed in more details below.

Management fee. Management fee expenses were comprised of rental, entertainment, travel and computer expenses of Goldenway Investments. Management fee was $0.36 million for the three months ended September 30, 2012, compared to $2.33 million for the three months ended September 30, 2011. The $1.97 million, or 84.7% decrease in management fee is mainly attributable to our amendment of our management fee agreement with Goldenway Investments during the 2011 fourth quarter, to remove the mark-up rate component and to apportion operating costs based on the number of employees engaged in activities for the Company so that the Company could incur costs, such as employee costs, directly.

Trading expenses and commissions. Trading expenses and commissions decreased by $1.74 million, or 45.5%, to $2.08 million for the three months ended September 30, 2012, compared to $3.82 million for the three months ended September 30, 2011. The decrease in trading expenses and commissions was mainly driven by (i) a decrease in trading volume, which accounted for 1.5% of the decrease; (ii) a decrease in customers brought in by agents, which led to a decrease in collection fees for customer deposits and commissions to agents, which accounted for 44.9% of the decrease; (iii) a decrease in commission fee paid to agents, which accounted for 43.0% of the decrease; and (iv) a decrease in CGSE reference code, which accounted for 10.6% of the decrease.

Employee compensation and benefit. Employee compensation and benefit increased by $1.84 million, or 639.8%, to $2.13 million or the three months ended September 30, 2012, compared to $0.29 million for the three months ended September 30, 2011. The increase was primarily due to an increase in the number of new employees hired in connection with our amendment of the management fee agreement, as well as in connection with the fulfillment of the necessary vacancies for the newly-developed department, such as dealing function and IT audit function etc.

General and administrative expenses. General and administrative expenses increased by $0.32 million, or 91.5%, to $0.66 million for the three months ended September 30, 2012, as compared to $0.34 million for the three months ended September 30, 2011. The net increase was primarily due to (i) an increase in office expenses necessitated by the increase in employees of $0.14 million; (ii) an increase in consultancy and professional fees in connection with financial reporting and Sarbanes-Oxley compliance of $0.23 million; and (iii) a decrease in exchange loss, which was mainly driven by the translation between HKD to USD of $(0.05) million.

Advertising expenses. Advertising expenses increased by $2.14 million, or 1029.5%, to $2.35 million for the three months ended September 30, 2012, compared to $0.21 million for the three months ended September 30, 2011. The increase was primarily due to (i) an advertising fee to our celebrity spokesperson during the three months ended September 30, 2012 which was not incurred in the 2011 period as most of it was recognized in early 2010, which accounted for 1.7% of the increase; and (ii) an increase in the cost of our online promotional activities and other promotions during the 2012 period, which accounted for 65.3% and 28.7%, respectively, of the increase. Pursuant to our renewed client agreement with Goldenway HK and investment advisory service agreement was signed with Goldenway Asset Management, we are obligated to pay consulting fees to Goldenway HK for marketing and advertising services and to Goldenway Asset Management for investment advisory.

Bad debt expenses. Bad debt expenses decreased by $0.18 million, or 21.1% to $0.67 million for the three months ended September 30, 2012, compared to $0.85 million for the same period in 2011. The decrease is primarily attributable to a decrease in doubtful payments from gateway agents during the third quarter of 2012.

Occupancy expenses. Occupancy expenses increased by $0.39 million, or 223.6%, to $0.56 million for the three months ended September 30, 2012, compared to $0.17 million for the three months ended September 30, 2011. The increase is mainly attributable to occupancy expenses for (i) our new subsidiary, Goldenway UK; and (ii) renting additional floor space as compared to the previous periods as our new principal executive office since 2012 third quarter.

Depreciation and amortization. Depreciation and amortization increased by $0.07 million, or 42.4%, to $0.25 million for the three months ended September 30, 2012, as compared to $0.18 million for the three months ended September 30, 2011. This increase was primarily due to the addition of a motor vessel in late 2011 and acquisition of more computer equipment, servers, and a motor vehicle during the 2012 period.

Data processing and service fee. Data processing and service fees increased by $0.32 million, or 626.0%, to $0.37 million for the three months ended September 30, 2012, as compared $0.05 million for the three months ended September 30, 2011. The increase was primarily due to (i) a continuous expansion of our business which caused a corresponding increase in rental fees for the occupancy of more proxy servers, which accounted for approximately 27.9% of the increase; (ii) the commencement in January 2012 of additional monthly consultancy fee payments to Goldenway Investments for the maintenance of our additional online trading platform (pursuant to a new service and maintenance agreement, dated January 1, 2012, between the Company and Goldenway Investments), which accounted for approximately 14.6% of the increase; (iii) an increase of maintenance fee for the trading platform by Shenzhen Gateway, which accounted for approximately 34.8% of the increase; and (iv) an increase of the expenditure for strengthening the internet security, which accounted for approximately 11.0% of the increase.

Income before income taxes. Income before income taxes decreased by $7.73 million, or 77.4%, to $2.26 million for the three months ended September 30, 2012, as compared $9.99 million for the three months ended September 30, 2011. This decrease was primarily due to the decrease in our number of active customers, resulting in a decrease of trading revenue of $6.54 million and an increase of total expenses of $1.19 million, for the three months ended September 30, 2012.

Income taxes. Income taxes decreased by $1.06 million, or 65.5%, to $0.55 million for the three months ended September 30, 2012, compared to $1.61 million for the three months ended September 30, 2011, due to a decrease in income before income taxes for the reasons as explained above during the 2012 third quarter.

Net income. For the foregoing reasons, we generated a net income of $1.70 million for the three months ended September 30, 2012, a decrease of $6.68 million, or 79.7%, from $8.38 million for the three months ended September 30, 2011.

Other comprehensive income. Our other comprehensive income was $0.01 million for both of the three months ended September 30, 2012 and 2011. The balance relates to the foreign currency translation, which is the exchange rate fluctuations from translation of the Company’s Hong Kong and UK subsidiaries’ accounts from Hong Kong dollars, our functional currency, to United States dollars, our reporting currency.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth key components of our results of operations during the nine months ended September 30, 2012 and 2011, both in dollars and as a percentage of our net sales.

	For the Nine Months Ended

	September 30,		September 30,
	2012		2011
	(Unaudited)		(Unaudited)

	Amount	% of	Amount	% of
		Total		Total
REVENUES		Revenue		Revenue
Trading revenue	$39,603,880	95.9%	$35,837,233	97.0%
Foreign exchange brokerage services	380,306	0.9%	-	-
Interest income from customers’ trading accounts	1,081,819	2.6%	839,064	2.3%
Gains from sales of gold and silver	311,235	0.8%	-
Fair value change of trading precious metals	(84,402)	(0.2)%	264,221	0.7%
Total revenues	41,292,838	100.0%	36,940,518	100.0%

EXPENSES
Management fees	827,525	2.0%	6,627,683	17.9%
Trading expenses and commissions	9,478,327	23.0%	7,864,800	21.3%
Employee compensation and benefit	5,786,536	14.0%	809,161	2.2%
General and administrative expenses	2,306,143	5.6%	904,725	2.4%
Advertising expenses	5,018,652	12.2%	688,575	1.9%
Bad debt expenses	1,346,384	3.3%	1,307,555	3.5%
Occupancy expenses	967,204	2.3%	520,682	1.4%
Depreciation and amortization	774,762	1.9%	376,961	1.0%
Data processing and service fees	955,667	2.3%	158,918	0.4%
Total expenses	27,461,200	66.6%	19,259,060	52.0%
Other income	25,024	0.1%	9,062	-
INCOME BEFORE INCOME TAXES	13,856,662	33.3%	17,690,520	48.0%
INCOME TAXES
Provision for income taxes	2,687,202	6.5%	2,494,888	6.8%
Deferred income tax provision	115,363	0.3%	471,750	1.3%
	2,802,565	6.8%	2,966,638	8.1%
NET INCOME	11,054,097	26.5%	14,723,882	39.9%

OTHER COMPREHENSIVE INCOME
Foreign currency translation	38,330	0.1%	(1,880)	-
COMPREHENSIVE INCOME	$11,092,427	26.6%	$14,722,002	39.9%

Revenue. Total revenue increased by $4.35 million, or 11.8%, to $41.29 million for the nine months ended September 30, 2012, compared to $36.94 million for the nine months ended September 30, 2011. This net increase was primarily due to (i) the increase in trading volume, which was in line with the increase in the number of customers as well as an increase in income from spread, which accounted for 86.6% of the net increase; (ii) an increase in commission income to Goldenway UK, which accounted for 8.7% of the net increase; (iii) an increase in rollover interest revenue (mainly caused by the changes in the amount and the length of period for unliquidated contracts), which accounted for 5.6% of the net increase; (iv) an increase in gains from sales of gold and silver, which accounted for 7.1% of the net decrease; and (v) a decrease in fair value change of trading precious metals, which accounted for (8.0)% of the net increase. Revenue from contracts traded on our electronic trading platform accounted for approximately 95.9% and 97.0% of our revenues for the nine months ended September 30, 2012 and 2011, respectively. Revenue generated from foreign exchange brokerage services (which commenced in January 2012), resulted in 0.9% and nil of our revenues, respectively. During the nine months ended September 30, 2012 and 2011, revenue generated from rollover interest revenue accounted for approximately 2.6% and 2.3% of our revenues, respectively. Revenue generated from the sales of gold and silver accounted for approximately 0.8% and nil of our revenues for the three months ended September 30, 2012 and 2011, respectively. Revenue generated from realized and revaluation of precious metals during the same periods accounted for (0.2)% and 0.7% of our revenues, respectively, mainly due to changes in market prices from period to period and the realization of gain for the third quarter 2012.

Expenses. During the nine months ended September 30, 2012, the expenses were comprised of Management fee, Trading expenses and commissions, Employee compensation and benefit, General and administrative expenses, Advertising expenses, Bad debt expenses, Occupancy expenses, Depreciation and amortization, and Data processing and service fees. Expenses increased by $8.20 million, or 42.6%, during the nine months ended September 30, 2012, to $27.46 million, as compared to $19.26 million during the 2011 period, due to increases in each expense component discussed in more detail below.

Management fee. Management fee expenses are comprised of rental, entertainment, travel and computer expenses of Goldenway Investments. Management fee was $0.83 million for the nine months ended September 30, 2012, compared to $6.63 million for the nine months ended September 30, 2011. The $5.80 million, or 87.5% decrease in management fee, is mainly attributable to the amendment of our management fee agreement with Goldenway Investments during the 2011 fourth quarter, to remove the mark-up rate component and to apportion operating costs based on the number of employees engaged in activities for the Company so that the Company could incur costs, such as employee costs, directly.

Trading expenses and commissions. Trading expenses and commissions increased by $1.62 million, or 20.5%, to $9.48 million for the nine months ended September 30, 2012, compared to $7.86 million for the nine months ended September 30, 2011. The net increase in trading expenses and commissions was mainly driven by (i) the increase in trading volume, which accounted for 102.2% of the net increase; (ii) the decrease in customers brought in by agents, which led to a decrease in collection fees for customer deposits and commissions to agents, which accounted for (131.2)% of the net increase; (iii) an increase in commission fee paid to agents, which accounted for 123.5% of the net increase; and (iv) an increase in CGSE reference code, which accounted for 5.5% of the net increase.

Employee compensation and benefit. Employee compensation and benefit increased by $4.98 million, or 615.1%, to $5.79 million for the nine months ended September 30, 2012, compared to $0.81 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in the number of new employees hired in connection with our amendment of the management fee agreement, as well as in connection with the fulfillment of the necessary vacancies for the newly-developed department, such as dealing function and IT audit function etc.

General and administrative expenses. General and administrative expenses increased by $1.41 million, or 154.9%, to $2.31 million for the nine months ended September 30, 2012, as compared to $0.90 million for the nine months ended September 30, 2011. The increase was primarily due to (i) an increase in office expenses necessitated by the increase in employees of $0.73 million; (ii) an increase of consultancy and professional fees in connection with financial reporting and Sarbanes-Oxley compliance of $0.53 million and (iii) an increase in exchange loss, which was mainly driven by the translation between HKD to USD of $0.15 million.

Advertising expenses. Advertising expenses increased by $4.33 million, or 628.8%, to $5.02 million for the nine months ended September 30, 2012, compared to $0.69 million for the nine months ended September 30, 2011. The increase was primarily due to (i) an advertising fee to our celebrity spokesperson during the nine months ended September 30, 2012 which was not incurred in the 2011 period as most of it was recognized in early 2010, which accounted for 2.5% of the increase; and (ii) an increase in the cost of our online promotional activities and other promotions during the 2012 period, which accounted for 66.4% and 28.2%, respectively, of the increase. Pursuant to our renewed client agreement with Goldenway HK and investment advisory service agreement was signed with Goldenway Asset Management, we are obligated to pay consulting fees to Goldenway HK for marketing and advertising services and to Goldenway Asset Management for investment advisory.

Bad debt expenses. Bad debt expenses increased by $0.04 million, or 3.0% to $1.35 million for the nine months ended September 30, 2012, compared to $1.31 million for the same period in 2011. The increase is primarily attributable to an increase in doubtful payments from gateway agents during the first two quarter of 2012.

Occupancy expenses. Occupancy expenses increased by $0.45 million, or 85.8%, to $0.97 million for the nine months ended September 30, 2012, compared to $0.52 million for the nine months ended September 30, 2011. The increase is mainly attributable to additional occupancy expenses for (i) our new subsidiary, Goldenway UK; and (ii) renting additional floor space as compared to the previous periods as our new principal executive office since 2012 third quarter.

Depreciation and amortization. Depreciation and amortization increased by $0.39 million, or 105.5%, to $0.77 million for the nine months ended September 30, 2012, as compared to $0.38 million for the nine months ended September 30, 2011. This increase was primarily due to the addition of a motor vessel in late 2011 and acquisition of more computer equipment, servers and motor vehicles during the 2012 period.

Data processing and service fee. Data processing and service fees increased by $0.80 million, or 501.4%, to $0.96 million for the nine months ended September 30, 2012, as compared $0.16 million for the nine months ended September 30, 2011. The increase was primarily due to (i) a continuous expansion of our business which caused a corresponding increase in rental fees for the occupancy of more proxy servers, which accounted for 19.2% of the increase; (ii) an increase in additional monthly consultancy fee payments to Goldenway Investments commencing in January 2012, for the maintenance of our additional online trading platform (pursuant to a new service and maintenance agreement, dated January 1, 2012, between the Company and Goldenway Investments), which accounted for 17.5% of the increase; and (iii) an increase of maintenance fees for the trading platform by Goldenway UK and Shenzhen Gateway, which accounted for approximately 34.3% and 13.9%, respectively, of the increase; and (iv) an increase of the expenditure for strengthening the internet security, which accounted for approximately 10.2% of the increase.

Income before income taxes. Income before income taxes decreased by $3.83 million, or 21.7%, to $13.86 million for the nine months ended September 30, 2012, as compared $17.69 million for the nine months ended September 30, 2011. This net decrease was primarily contributed by (i) a decrease in number of speculative customers in the third quarter 2012, resulting in a slightly increase of trading revenue of $4.35 million; and (ii) an increase in total expenses of $8.20 million, for the nine months ended September 30, 2012.

Income taxes. Income taxes decreased by $0.17 million, or 5.53%, to $2.80 million for the nine months ended September 30, 2012, compared to $2.97 million for the nine months ended September 30, 2011, due to a decrease in income before income taxes for the reasons as explained above for the during the 2012 third quarter.

Net income. For the foregoing reasons, we generated a net income of $11.05 million for the nine months ended September 30, 2012, an increase of $3.67 million, or 24.9%, from $14.72 million for the nine months ended September 30, 2011.

Other comprehensive income. Our other comprehensive income was $0.04 million for the nine months ended September 30, 2012, compared with comprehensive income of $(0.001) million for the nine months ended September 30, 2011. The balance relates to foreign currency translation, which is the exchange rate fluctuation from translation of the Company’s Hong Kong and UK subsidiaries’ accounts from Hong Kong dollars to United States dollars.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our stockholders. We are not aware of any other restrictions that will significantly impact our ability to transfer cash within our corporate structure or restrict the net assets of our subsidiary, Goldenway Precious Metals. As of September 30, 2012, we had cash and cash equivalents of $26.03 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flows
(all amounts in millions of U.S. dollars)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$17,029,004	$10,792,149
Net cash used in investing activities	(1,267,913)	(8,514,500)
Effect of exchange rate changes on cash	4,080	6,222
Net increase in cash and cash equivalents	15,765,171	2,283,871
Cash, beginning of the period	10,267,457	7,975,652
Cash, end of the period	$26,032,628	$10,259,253

As a member of the CGSE, we are also subject to working capital and minimum asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 and the minimum required asset is $645,000. We were in compliance with these requirements as of September 30, 2012.

The United Kingdom’s Financial Services Authority, or the FSA, requires Goldenway UK to maintain a regulatory basic capital of €125,000 (approximately, $161,000), and a Pillar 2 capital requirement of £507,000 (approximately, $818,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. As of September 30, 2012, Goldenway UK had net assets of $1,214,524 which made the company in compliance with these requirements as of that date.

As of September 30, 2012, we had $26,032,628 in cash and $549,221 in gold and silver, and as of December 31, 2011, we had $10,267,457 and $1,674,077, respectively. As of September 30, 2012 and December 31, 2011, we had $47,853,843 and $28,716,790, respectively, in total assets.

Operating Activities

Net cash provided by operating activities was $17.03 million for the nine months ended September 30, 2012, as compared to $10.79 million for the nine months ended September 30, 2011, an increase of $6.24 million. The increase was due to the lower net income and more adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2012, (i) change in accounts receivable held by the Company resulted in a cash outflow of $2.24 million, compared to a cash outflow of $9.41 million for the nine months ended September 30, 2011; (ii) change in other receivables resulted in a cash inflow of $0.56 million for the nine months ended September 30, 2012, compared to a cash outflow of $0.94 million for the nine months ended September 30, 2011; (iii) change in trading precious metals resulted in a cash inflow of $1.35 million for the nine months ended September 30, 2012, compared to a cash outflow of $0.58 million for the nine months ended September 30, 2011; (iv) change in deposits and prepaid expenses resulted in a cash outflow of $2.77 million for the nine months ended September 30, 2012, compared to a cash outflow of $0.45 million for the nine months ended September 30, 2011; (v) change in accounts payable resulted in a cash outflow of $0.60 million for the nine months ended September 30, 2012, compared to a cash inflow of $1.57 million for the nine months ended September 30, 2011; (vi) change in accrued expenses and other liabilities resulted in a cash inflow of $0.42 million for the nine months ended September 30, 2012, compared to a cash outflow of $0.12 million for the nine months ended September 30, 2011; (vii) change in customer deposits resulted in a cash inflow of $5.25 million for the nine months ended September 30, 2012, compared to a cash inflow of $3.82 million for the nine months ended September 30, 2011; (viii) change in income taxes payable resulted in a cash inflow of $2.48 million for the nine months ended September 30, 2012, compared to a cash inflow of $1.06 million for the nine months ended September 30, 2011; (ix) the change in the balances related to a cash inflow of $0.43 million from Goldenway Investments, our majority stockholder, for the nine months ended September 30, 2012; (x) the change in the balance related to a cash outflow of $0.20 million from Goldenway NZ and Goldenway Asset Management for the nine months ended September 30, 2012; (xi) the change in restricted cash resulted in cash inflow of $0.13 million for the nine months ended September 30, 2011.

Investing Activities

Net cash used in investing activities was $1.27 million for the nine months ended September 30, 2012, compared to $8.51 million for the nine months ended September 30, 2011, resulting in a change of $7.24 million. The change is mainly due to: (i) a cash outflow of $0.68 million for the acquisition of property and equipment during the nine months ended September 30, 2012, compared to $4.76 million in cash used for such purpose during the nine months ended September 30, 2011; and (ii) a cash outflow of acquisition of intangible assets of $0.59 million for the nine months ended September 30, 2012.

In addition, the cash flow used in investing activities related to our majority stockholder, Goldenway Investments, decreased from $3.75 million used in the nine months ended September 30, 2011, prior to the Company’s acquisition of Goldenway Precious Metals, to $nil used in the nine months ended September 30, 2012

Financing Activities

There were no financing activities for the nine months ended September 30, 2012 and 2011.

Operating Lease Commitments

The Company leases its office space under non-cancelable operating lease agreements that expire on various dates through 2015. Future annual minimum lease payments, including maintenance and management fees, for non cancelable operating leases, are as follows:

Year ending December 31,	(in‘000)

2012	452
2013	1,737
2014	1,652
2015	855
$4,696

Obligations under Material Contracts

  Pursuant to a Software Development Contract, dated August 1, 2012, between Goldenway Precious Metals and Shenzhen Gateway, we are obligated to pay fees to Gateway in exchange for IT maintenance services through July 31, 2013. As of September 30, 2012, we were obligated to pay $0.56 million in IT maintenance fees to Gateway under this agreement.

  Pursuant to a Data Analysis Management Services Contract, dated August 1, 2012, between Goldenway Precious Metals and Shenzhen Gateway, we are obligated to pay fees to Gateway in exchange for data analysis management services through July 31, 2013. As of September 30, 2012, we were obligated to pay $0.40 million in data analysis fees to Gateway under this agreement.

  Goldenway Investments is the former parent of Goldenway Precious Metals and is now our majority stockholder. On January 1, 2010, Goldenway Precious Metals entered into a management fee agreement with Goldenway Investments, pursuant to which Goldenway Investments provides management services to Goldenway Precious Metals in exchange for management fees based on the actual operating cost incurred by Goldenway Investments, plus a mark-up rate on certain operational costs. The management fee is payable on an annual basis or on demand after provision of management services by Goldenway Investments. Since October 1, 2011, the management fee agreement was amended to eliminate the mark-up rate component and apportion operating costs based on the number of employees engaged in activities for the Company. The management fee is payable on a monthly basis or on demand after a provision of service by Goldenway Investments. Management fees were $0.36 million and $0.83 million, respectively, for the three and nine months ended September 30, 2012, compared to $2.33 million and $6.63 million, respectively, for the three and nine months ended September 30, 2011.

  The Company and Goldenway Investments are also party to a maintenance and service agreement, dated January 1, 2012, pursuant to which the Company is obligated pay a monthly fee of HKD 120,000 (approximately, $0.02 million) to Goldenway Investments in exchange for precious metals trading platform maintenance services. Fees incurred under the maintenance and service agreement totaled $0.05 million and $0.14 million, respectively, for the three and nine months ended September 30, 2012.

  The Company is party to a marketing and advertising service agreement, dated October 1, 2009, between the Company and Goldenway Investments (HK) Limited, or Goldenway HK, a Goldenway Investments subsidiary, whereby the Company is obligated to pay an annual fee of $0.70 million to Goldenway HK, in exchange for marketing and advertising consulting services. The contract is subject to annual renewal. As of September 30, 2012, we were obligated to pay $0.18 million to Goldenway HK for the remaining of the year under this agreement. Fees incurred under the marketing and advertising service agreement totaled $0.18 million and $0.53 million, respectively, for the three and nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. There have been no material changes to the critical accounting policies previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

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

In August 2012, the FASB issued ASU No. 2012-03, “Technical Amendments and Corrections to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114. Technical Amendments Pursuant to SEC Release No. 33-9230, and Corrections Related to FASB Accounting Standards Update 2010-22, which amends various SEC paragraphs pursuant to the issuance of SAB No. 114. This ASU became effective on issuance, and the adoption of the ASU had no impact on the Company’s financial position or results of operations.

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

On July 27, 2012, the FASB issued ASU No. 2012-02 under which an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal periods beginning after September 15, 2012 or January 1, 2013 for the Company. Early adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

On October 2012, the FASB issued ASU No. 2012-04, Technical Amendments and Corrections. The updates to current guidance make the codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarification. ASU No. 2012-04 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU No. 2012-04 is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our customers, we are not exposed to the market risk of a position moving up or down in value.

Liquidity Risk

In normal conditions, our business of providing electronic trading precious metals and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of September 30, 2012, the percentage of cash and cash equivalents, excluding cash and cash equivalents held for customers and restricted cash, to total assets were 54.4%, as compared to 35.8% as of December 31, 2011.

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

These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of September 30, 2012, the Company’s capital position was $24.81 million, including all financial assets and liabilities.

The FSA requires Goldenway UK to maintain a regulatory basic capital of €125,000 (approximately, $161,000), and a Pillar 2 capital requirement of £507,000 (approximately, $818,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. As of September 30, 2012 Goldenway UK had net assets of $1.21 million which made the Company in compliance with these requirements as of such date.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Ricky Wai Lam Lai, and our Chief Financial Officer or CFO, Mr. Yue Yuen Chan, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, Mr. Lai and Mr. Chan concluded that, as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Notwithstanding management’s determination that our internal control over financial reporting was ineffective as of September 30, 2012, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in the third quarter of 2012 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*

Filed with this Form 10-Q for Goldenway, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2012

GOLDENWAY, INC.

By: /s/ Ricky Wai Lam Lai
Ricky Wai Lam Lai, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Yue Yuen Chan
Yue Yuen Chan, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*

Filed with this Form 10-Q for Goldenway, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.