Form 10-K
period 2012-12-31
Goldenway, Inc.
filed 2013-03-29
CIK 1446210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]    No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]     No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]     No [ X ]

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $4,719,418. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 14,660,029 shares outstanding as of March 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenues, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Goldenway, Inc., a Nevada corporation, and its wholly-owned subsidiaries, (i) Goldenway Precious Metals Limited, a Hong Kong company, or “Goldenway Precious Metals”; (ii) Goldenway Global Investments (UK) Limited, a United Kingdom company, or “Goldenway UK”; (iii) Goldtop Success Limited, a Hong Kong company, or “Goldtop”; and (iv) Goldenway Financial Holdings Limited, a Hong Kong company, or “Goldenway Financial”;
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
  “Goldenway Asset Management” refers to Goldenway Asset Management Limited, an entity owned and controlled by Goldenway Investments;
  “Goldenway NZ” refers to Goldenway Global Investments (New Zealand) Limited, an entity owned and controlled by Goldenway Investments;
  “Shenzhen Gateway” or “Gateway” refers to Shenzhen Gateway Technology Co. Ltd., a PRC-based IT services provider in which our former CEO, Hao Tang, holds a 29% equity interest;
  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People's Republic of China;
  “Renminbi” and “RMB” refer to the legal currency of the People's Republic of China;
  “SEC” refers to the Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended; and
  “U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States; and “HKD” and “HK$” refer to Hong Kong dollars, the legal currency of Hong Kong.

PART I

ITEM 1. BUSINESS

Business Overview

Through our subsidiary, Goldenway Precious Metals, we are a recognized electronics trading member of the Chinese Gold and Silver Exchange Society, or the CGSE, in Hong Kong, and hold a Type AA License which authorizes us to engage in the electronic trading of Kilo Gold and Loco London Gold and Silver. We also engage in the provision of foreign exchange brokerage services in the United Kingdom through our subsidiary, Goldenway UK.

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

We face daily fluctuations in the prices of gold and silver, foreign exchange rates, as well as interest rates. Although we have not done so since incorporation, through our client agreement with Goldenway HK, an entity owned and controlled by Goldenway Investments, our majority stockholder, we may engage in the trade of future contracts and other derivative instruments to hedge against these market risks. Goldenway HK holds Type 1, Type 2 and Type 3 licenses approved by the Securities and Futures Commission, SFC, which enables Goldenway HK to deal in futures contracts as defined under Hong Kong’s Securities and Futures Ordinance, SFO. Through our client agreement we are also able to ensure our ability to cover any excess customer demand for gold and silver.

Our revenue from our electronic trading platform in regard of price trading of precious metals is derived from the difference between the customer’s bid and offer prices and the eventual settlement price. If we receive customers’ trading contract orders requesting physical delivery, we will meet their demands either by selling bullion from our inventory or purchasing the bullion from a third-party bullion provider and reselling them to our customers. Hence, our revenue from our purchase and sale of gold and silver products is earned on the resale of the resulting bullion to our customers based on the revaluation of precious metals on hand at higher prices.

In addition, through our subsidiary, Goldenway UK, our revenue generated is derived from the provision of foreign exchange brokerage services to active retail customers globally.

Our revenues increased from $40.1 million for the year ended December 31, 2011, to $59.2 million for the year ended December 31, 2012, representing an increase of approximately 47.5% . Our net income increased to $14.2 million for the year ended December 31, 2012, from $12.7 million for the year ended December 31, 2011. Revenue generated from contracts traded on the electronic trading platform accounted for approximately 96.1% and 96.6% (including the investment loss from trading contracts) of our revenues for the year ended December 31, 2012 and 2011, respectively. Revenue generated from foreign exchange brokerage services, resulted in 0.8% and 0.4% of our revenues for the years ended December 31, 2012 and 2011, respectively. Revenue generated from rollover interest revenue accounted for approximately 2.7% and 2.5% of our revenues for the years ended December 31, 2012 and 2011, respectively. Revenue generated from the fair value changes in precious metals accounted for approximately 0.3% and 0.4% of our revenues for the years ended December 31, 2012 and 2011, respectively.

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

As a result of the acquisition, we have assumed the business and operations of Goldenway Precious Metals. Goldenway Precious Metals was established in April 2009 in Hong Kong to engage in the dealing and trading of precious metals and precious metals price trading contracts. The company initially provided an electronic trading platform that offered one-stop electronic trading and technological support in China, but expanded its services to include the sale of gold and silver.

The acquisition of Goldenway Precious Metals was treated as a reverse acquisition, with Goldenway Precious Metals as the accounting acquirer and Goldenway, Inc. (formerly, Cyber Informatix, Inc.) as the accounting acquiree. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Goldenway Precious Metals. For accounting purposes, the acquisition of Goldenway Precious Metals has been treated as a recapitalization with no adjustment to the historical book and tax basis of its assets and liabilities.

Acquisition of Goldenway UK

On September 16, 2011, Goldenway Precious Metals received the approval of the London Financial Services Authority, or the FSA, to complete the acquisition of Goldenway UK, formerly Goldenway Voltrex Investments Limited, a company registered in the United Kingdom. On November 1, 2011, Goldenway Precious Metals acquired all of the equity interest in Goldenway UK for an aggregate purchase price of £1,447,203 (approximately $2,307,757). Goldenway Precious Metals acquired a 90.5% majority interest in Goldenway UK for £1,301,978 (approximately, $2,076,134), pursuant to a share purchase agreement with the prior shareholders of Goldenway UK, and on the same day, Goldenway Precious Metals acquired the remaining 9.5% interest in Goldenway UK from Goldenway Investments, our majority stockholder, for £145,225 (approximately $231,623). Goldenway Investments had acquired its minority interest in Goldenway UK in May 2011 at the same cost. Goldenway UK was formed on July 14, 1997, to engage in the provision of foreign exchange brokerage services in the United Kingdom. On January 9, 2012 we launched Goldenway UK’s business and operations under our management.

Goldtop Success Limited

On August 30, 2012, Goldenway Precious Metals acquired 100% equity interest in Goldtop Success Limited (“Goldtop”), an inactive Hong Kong limited company, for an aggregate purchase price of HK$600 (approximately $77), pursuant to a purchase and sale agreement, dated August 30, 2012. Goldtop was incorporated in Hong Kong on June 26, 2012, to engage in business promotions but has been inactive since inception.

HXPM Limited

On October 4, 2012, Goldenway Precious Metals signed a non-binding memorandum of understanding (the “MOU”) with Denling Limited and its sole shareholder, Ms. Yeung Yin, to explore the potential acquisition by the company of 20,000 ordinary shares, representing 40% of the issued share capital of HXPM Holdings Limited, a company incorporated under the laws of British Virgin Islands, and its wholly-owned Hong Kong subsidiary, HXPM Limited (“HXPM”). HXPM is engaged in the trading and brokering of bullion and is also a member of CGSE. The Company is exploring the potential acquisition of the HXPM minority interests for a price of up HK$110 million (approximately $14.2 million) and the Company’s payment of a non-interest bearing and refundable deposit of HK$50 million (approximately $6.5 million), subject to the completion of an independent valuation of, and due diligence on HXPM. The deposit is personally guaranteed by the controlling shareholder of the Company’s majority stockholder.

Plan of Merger and Reorganization

On August 28, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Plan of Merger”), dated August 28, 2012, between the Company and Goldenway Financial Holdings Limited, a Hong Kong limited company and the Company’s wholly-owned subsidiary formed for that purpose. Pursuant to the Plan of Merger, the Company planned to change its jurisdiction of incorporation from Nevada to Hong Kong by merging with and into Goldenway Financial. Pursuant to the terms of the Plan of Merger, Goldenway Financial would be the surviving entity and the issued and outstanding shares of the Company’s Common Stock would automatically be converted into shares of Goldenway Financial ordinary shares, at the rate of one ordinary share of Goldenway Financial for each single share of the Company’s Common Stock. After the effective date of the merger, Goldenway Financial would own and conduct the Company’s business and would be managed by the same Board of Directors and executive officers who currently manage the Company. However, the Memorandum and Articles of Association of Goldenway Financial would become the governing instruments of the Company and would differ in several respects from the current Articles of Incorporation and Bylaws of the Company.

The parties to the Plan of Merger had filed a registration statement on Form F-4 to register the ordinary shares to be issued to the Company’s shareholders in the merger. However, the parties are discussing a possible restructuring of the transaction and have filed a withdrawal request subsequent to the Company’s year end with the SEC with respect to the registration statement.

Our Corporate Structure

All of our business operations are conducted through our Hong Kong operating subsidiary, Goldenway Precious Metals. For ease of reference, below is a chart that presents our current corporate structure.

Our principal executive offices are located at 28/F, Tower 2, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong. The telephone number at our principal executive office is +852 3719-9399. All our transactions and the technologies, including the servers that carry out these transactions, are all executed and located in Hong Kong.

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

Hedge Against Financial Stress – Gold, like all precious metals, may be used as a hedge against inflation, deflation or currency devaluation. As Joe Foster, portfolio manager of the New York-based Van Eck International Gold Fund, explained in September 2010: the currencies of all the major countries, including ours, are under severe pressure because of massive government deficits. The more money that is pumped into these economies –the printing of money basically – then the less valuable the currencies becomes. If the return on bonds, equities and real estate is not adequately compensating for risk and inflation, then the demand for gold and other alternative investments such as commodities increases.

The Market for Silver

Silver, like other precious metals, may be used as an investment. For more than four thousand years, silver has been regarded as a form of money and store of value. The main demand resulted from industrial applications, jewelry, bullion coins and exchange-traded products. Like most commodities, the price of silver is driven by speculation and supply and demand. Compared to gold, the silver price is notoriously volatile. This is because of lower market liquidity, and demand fluctuations between industrial and store of value uses. At times this can cause wide ranging valuations in the market, creating volatility.

According to industry publications available at http://www.buyinggoldandsilver.com/language/ru-ru/prices.aspx and at http://silver.pricestoday.net/, the price of silver often tracks the price of gold due to store of value demands, although the ratio can vary. The gold/silver ratio is often analyzed by traders, investors and buyers; the average gold/silver ratio during the 20th century has been 1:47, which means that 1 troy ounce of gold would buy 47 troy ounces of silver. The lower the ratio/number, the more expensive silver is compared to gold. Conversely the higher the ratio/number, the cheaper silver is compared to gold. From September 2005 onwards, the price of silver has risen fairly steeply, being initially around $7 per troy ounce but reaching $14 for the first time by late April 2006. The monthly average price of silver was $12.61 per troy ounce during April 2006, and the spot price was around $15.78 per troy ounce on November 6, 2007. In March 2008, it hovered around $20 per troy ounce. However, the price of silver plummeted 58% in October 2008, along with other metals and commodities, due to the effects of the credit crunch. By April 2011, silver had rebounded to reach a 31-year high hitting $49.21 per ounce on April 29, 2011 due to economic concerns about inflation and uncertainty regarding bailouts in the Euro zone. The price of silver fell in 2012 amid worries of slowing global economic growth and the European debt crisis. This threat of slowing industrial demand for silver is weighing heavily on prices. Silver recently fell to $28.86 an ounce as of March 15, 2013 which is an approximately 60% decline from its peak in April 2011.

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

Chinese Gold and Silver Trading Society

Under the current laws of Hong Kong, the trading of gold and silver price trading contracts is an unregulated industry. At present, there is no requirement to register and/or obtain licenses to trade gold and silver price trading contracts with any regulatory body. However, the Company has voluntarily registered with the Chinese Gold and Silver Exchange Society, or the CGSE, a registered self-regulatory society in Hong Kong which also acts as an exchange for gold and silver. The CGSE has the following mission:

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

The CGSE’s Executive and Supervisory Committees are the highest decision-making authority and are responsible for implementing CGSE policies, effecting development plans and monitoring their effectiveness. All CGSE members must conduct themselves in accordance with a code of conduct which is regulated by CGSE. The CGSE’s constitution limits CGSE membership to 192 members, all of whom must have a minimum required working capital, defined as cash plus precious metals, of approximately $193,000 and minimum required assets of $645,000. The CGSE requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits. We were in compliance with these requirements as at December 31, 2012. As of December 31, 2012 and 2011, we had $24.2 million in cash and approximately $0.2 million in gold and silver, and $10.3 million and $1.7 million respectively. As of December 31, 2012 and 2011, we had $57.5 million and $28.7 million, respectively, in total assets.

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

The CGSE has two trading methods for participating members: the open outcry method, and since March 2008, electronic trading. The open outcry method is used in most major futures markets and describes the conduct of floor traders who call out buy and selling prices in Cantonese in the trading hall and supplement such calls with hand signals. When a transaction is complete, the seller must complete a trading note within 15 minutes and hand it to the buyer for confirmation. Thereafter, the trading note is submitted to the CGSE Settlement Department and the transaction is registered. "99 Tael Gold Contracts" and "Kilo Gold Contracts" are traded with the open outcry method.

The following contracts for 100oz / 10oz Loco London Gold, 5000oz / 500oz Loco London Silver and Kilo Gold RMB are traded with the electronic trading system:

100 Ounces Loco London Gold Contract
Fineness:	995 or up
Basic Trading	100ounces
Unit:
Price unit:	US/Ounces
Minimum Price	USD0.01/ounces
Fluctuation:
10 Ounces Loco London Gold Contract
Fineness:	995 or up
Basic Trading	10ounces
Unit:
Price unit:	US/Ounces
Minimum Price	USD0.01/ounces
Fluctuation:
5000 Ounces Loco London Silver Contract
Fineness:	9999 or up
Basic Trading	5000 ounces
Unit:
Price unit:	US/Ounces
Minimum Price	USD0.0001 per ounce
Fluctuation:
500 Ounces Loco London Silver Contract
Fineness:	9999 or up
Basic Trading	500 ounces
Unit:
Price unit:	US/Ounces
Minimum Price	USD0.0001 per ounce
Fluctuation:
Kilo Gold RMB Contract
Fineness:	9999 or up
Basic Trading	1 KG or 1000 Gram
Unit:
Price unit:	RMB/Gram
Minimum Price	RMB0.01 per gram
Fluctuation:

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

Industry Terminology

Throughout this report, we may use the following gold and silver industry terminology:

  “Interest Determination” is one of Hong Kong Gold Market's characteristics. The determination of interest is done once a day at 11:00 a.m. during weekdays and at 10:30a.m. on Saturday. Positive interest arises when the demand for physical gold exceeds the supply. Buyers who cannot get hold of gold are awarded interest paid by sellers who cannot deliver gold. Negative interest arises when the supply of physical gold exceeds the demand for it. As a result, sellers who do not get sale proceeds are awarded interest paid by buyers who do not have sufficient cash to pay sellers. Even interest arises when supply and demand for physical gold or cash are in equilibrium - that is neither party has to pay the interest. Interest is quoted in Hong Kong dollars per ten taels.

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

  Brand Recognition. We also plan on developing our brand recognition. In addition to providing high quality products and effective 24-hour access to the bullion market through our electronic trading platform, we believe that in order to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share, we will also need to continue expanding our sales channels and engage in more sophisticated marketing. With adequate funding, we plan to acquire a number of local and overseas foreign exchange providers as well as precious metals and commodities brokers that can complement our strengths in services, integration, and implementation. We expect that this strategy will result in expanding our services to a wider customer base.

Our Products, Services and Customers

Through our subsidiary, Goldenway Precious Metals, we are a recognized electronic trading member of the Chinese Gold and Silver Exchange Society, or the CGSE, in Hong Kong, and hold a Type AA License which authorizes us to engage in the electronic trading of Kilo Gold and Loco London Gold and Silver. We provide precious metals price trading contract trading services via our 24-hour electronic trading platform and telephone transaction system in Hong Kong. Our trading platform provides our customers with price quotations on gold and silver price trading contracts, on a Loco London basis, as well as information updates on the gold and silver market. Our revenue from the trade of precious metals price trading contracts via our electronic trading platform is derived from the difference between the price quoted in the contract on the creation date (the customer’s buy price) and the market price for the commodity on the settlement date (the customer’s sell price). In addition to our retail customers, we also trade price trading contracts of precious metals with other third-party providers of price trading contract services in Hong Kong for position risk management purposes. On a regular basis and based on our internal evaluation of the aggregated exposures on our customers’ opened buy and sell precious metal price trading contracts, our management may trade precious metal price trading contracts with other third-party providers of precious metal price trading contract services to reduce our exposure limit to an acceptable level.

Upon the initial of a buy contract, the underlying precious metals are effectively purchased from, and deliverable by, the Company to the customer, whether in the form of physical delivery or liquidation of the contract. As such, when a customer enters a purchase contract for precious metals at a price, the Company bears the risk and/or reward of any price fluctuation of the delivered/unsettled precious metal as illustrated below.

Since we are the counterparty to customer transactions, we face daily fluctuations in the price of gold and silver, foreign exchange rates, as well as interest rates, and may suffer a loss depending on our customers’ liquidation choice. If our sell side customers are in a gain position where there is a decrease in the price of precious metals, we would incur an equal value loss serving as the counterparty in the transaction. On the other hand, if our sell side customers are in a loss position where there is an increase in the price of precious metals, we would incur an equal value gain serving as the counterparty in the transaction.

We mitigate the risk associated with serving as the counterparty to customer transactions through (1) the automatic foreclosure function of our trading platform which automatically retains customer deposits that do not meet the contractual deposit requirement and (2) by including an absolute mark-up amount in our price for buy side contracts and an absolute mark-down amount for sell side contracts. We seek to control the credit risks associated with customers’ activities by requiring customers to maintain in their accounts as collateral at all times an amount equal to 20% of their minimum deposit in open positions (“Collateral”). The minimum deposit ranges from $50 (for 5 ounces) to $1,000 (for 100 ounces and above), depending on the size of the contract, and so the required Collateral per position can range from $10 to $200. The electronic trading platform does not allow customers to enter into trades if sufficient Collateral is not on deposit with the Company. Once such accounts are established and trades are initiated, the customer is solely responsible for ensuring that its minimum Collateral are maintained, especially in light of fluctuation in precious metals prices. For example, if the price of Loco London Gold is $1,600 per ounce and a customer initiates a contract for 5 ounces (value at $8,000), then the customer is required to have and maintain at least $10 in his or her account (20% of $50) at all times. Or if a customer initiates a contract for 100 ounces (valued at $160,000), then the customer is required to have and maintain at least $200 in his or her account (20% of $1,000) at all times. Failure to keep the minimum Collateral results in an automatic foreclosure of accounts by our system and retention of deposits, which in turn results in revenues to the Company.

Our price may include an absolute mark-up amount (usually $0.25) for buy side contracts or mark-down amount (usually $0.25) for sell side contracts. We occasionally adjust the ratio of this absolute mark-up amount included in the price on new contracts if, after close monitoring of customer trading, we determine that there is an unequal balance of either buy side or sell side contracts. In such cases we adjust the ratio on our prices for new buy and sell side contracts keeping within our aggregate adjustment range of $0.50, until our aggregated net position returns to a balance position. For example, if the volume of opened buy side contracts are significantly greater than the volume of opened sell side contracts, we may set our buying price for new contracts at market price +$0.40 (instead of our usual +$0.25) and lower our selling price at market price -$0.10 (instead if -$0.25) . Despite this occasional adjustment, we have found that the value of our open contracts at period end does not substantially deviate from the market price quoted on Bloomberg.

Our Electronic Trading Services

Customers use our electronic trading platform to place their purchase and sale of precious metal price trading contracts on gold and silver online. This user interface is inter-connected with a number of proxy servers and a price server which retains all pricing data feed and formulate from a spectrum of third party market pricing sources (such as M-Finance and Bloomberg). Our customer instructions with respect to their contracts then route through the proxy servers and execute through our trading servers, and all trading instructions are archived in our trading database. Our electronic trading platform offers a speedy, 24-hour trading channel, allowing customers to acquire and/or dispose of their precious metal price trading contract of precious metals anytime anywhere. Our electronic trading platform was developed in partnership with, and is operated and maintained by Gateway, our affiliate and developer of the platform.

The following steps detail a typical customer transaction, from the initiation of the transaction through settlement:

Steps	Description
1.	Customer enters into contract to open trading accounts through our electronic trading platform and provides background information.
2.

Customer deposits either directly to our designated bank accounts or indirectly through transfer agents to respective trading accounts with us. Customers are required to have sufficient funds in their accounts in order to initiate a precious metal price trading contract and must maintain the minimum margin requirement on their open positions at all times. Since the market price of precious metal price trading contracts on precious metals fluctuates, there are instances where a customer’s deposits on opened precious metal price trading contracts would fall below 20% of their margin requirement, and in such cases our electronic trading platform would instantly foreclose such precious metal price trading contracts.

3.

Customer opens bid or ask precious metal price trading contracts at the prevailing price through our electronic trading platform and such information is recorded. Within 30 minutes of a transaction, if requested by our customer, our electronic trading platform automatically obtains a Contract Transaction Code from the CGSE and then sends such code to the customer via mobile phone (SMS).

4.

At a prevailing price, a customer may submit a withdrawal request in order to liquidate its bid or ask precious metal price trading contracts through our electronic trading platform. Our agreements with customers provide the option for physical delivery of precious metals, however there have been no instances of physical delivery since our incorporation. Instead, customers so far have opted for liquidating their precious metal price trading contracts with gain or loss derived from the difference of the precious metal price trading contract price and the market price.

5.	Based on withdrawal requests, our Settlement Department checks such customer’s trading history as well as historical deposit amounts and then processes payments.

Unlike other traditional precious metals providers, our electronic trading platform offers other services including real-time price quotations as well as updates on global market information. In December 2011 we released our English language electronic trading platform, as well as a smart phone trading system. We believe that these additional ways of accessing our services will retain existing customers as well as attract new customers with diverse needs. Our agreements with customers provide the option for the physical delivery of precious metals, however there have been no instances of physical delivery since our incorporation. Instead, customers so far have opted for liquidating their precious metal price trading contracts with gain or loss derived from the difference of the precious metal price trading contract price and the market price. We have not earned any fee revenue since incorporation, however, should a customer request physical delivery in the future, a fixed handling fee will be charged and thus result in fee revenue to us.

The Company serves as the counterparty for all precious metals price trading contracts that our customers enter into through our electronic trading platform. The table below describes some of our average customer purchases of gold and silver price trading contracts on a Loco London basis:

Product	Loco London Gold*	Loco London Silver*
Contract Size (one lot)	100 ounces	5000 ounces
Minimum price fluctuation	US$0.01	US$0.01
Minimum and maximum trading volume for each order	Minimum: 0.05 lot	Minimum: 0.05 lot
	Maximum: 100 lots	Maximum: 100 lots
Spread (Under normal market conditions)	US$0.5	US$0.04

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

We use our best efforts to ensure that all transactions are open and fair to all of our customers. Our revenue from our electronic trading platform trading precious metal price trading contracts of precious metals is derived from the difference between the customer’s buy and sell prices and the eventual settlement price. If we receive customers’ precious metal price trading contract orders requesting physical delivery, we will meet their demands either by selling bullion from our inventory or purchasing the bullion from a third-party bullion provider and reselling them to our customers. Hence, our revenue from our purchase and sale of gold and silver products is earned on the resale of the resulting bullion to our customers based on the revaluation of precious metals on hand at higher prices. Our electronic trading platform accounted for approximately 96% and 97% of our revenues in fiscal year 2012 and 2011, respectively.

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

Our Competitive Strengths

We attribute our success to date and potential for future growth to a combination of strengths, including the following:

  Self-Developed Technology Meets Evolving Customer Needs. We view ourselves primarily as an e-commerce platform provider. We believe that our technological capabilities and our continuous investment in technology provide us with a significant advantage over our competition by enabling us to provide a 24-hour platform for our customers to acquire and/or dispose of precious metals and precious metals price trading contracts. We continuously carry out research and gather data on customer behavior and trends so that we may continuously develop our technology to meet evolving customer demands.

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

Research and Development

We have 41 employees devoted to the research and development function of our company. Costs of research and development constitute a major part of our recurrent expenses. Our research development team has developed a live version of our electronic trading platform for use on iPhone and iPad devices. A beta-test version of this application is available through the iTunes store.

Intellectual Property

We believe our intellectual property is important to our success. The intellectual property rights of an owner are not automatically protected by the laws of Hong Kong if the trademark or proprietary technology is not registered with the Trade Marks Registry of Hong Kong.

In June 2011, we registered our trademark with the Intellectual Property Department of Hong Kong for marketing and brand recognition, but we have not registered our proprietary electronic trading platform. Our electronic trading platform was developed for our exclusive use by Shenzhen Gateway, pursuant to a software development contract, dated March 26, 2010, between us and Gateway. The intellectual property rights to the trading platform are owned jointly by both parties, but Gateway cannot use or share the technology without our written authorization. If Gateway violates this provision, Gateway will be subject to a fine of HK$200,000 (approximately $25,786). Under the terms of the agreement, Gateway assists us in the ongoing operation, maintenance and development of the platform in exchange for annual service fee.

We rely on Hong Kong’s intellectual property laws, where applicable, and on contractual restrictions to protect our trademark or proprietary technology from parties licensed to use our trademarks and proprietary technology.

Employees

As of December 31, 2012, we employed a total of 135 full time employees and no part-time employees. The following table sets forth the number of our employees by function.

Function	Number of
Employees
Senior Management	4
Operations	26
Sales and Marketing	36
Finance	6
Technology, Research and Development	41
Legal and compliance	2
Human Resource & Administration	20
Total	135

Regulations

Because our primary operating subsidiary is located in Hong Kong, we conduct our business operations in Hong Kong and are regulated by Hong Kong laws, including those outlined in more detail below. Our customers may not reside in Hong Kong and may access and place orders on our electronic trading platform via the internet from anywhere in the world. Except with respect to the U.S., we have not analyzed whether such operations in foreign jurisdictions would be generally prohibited or limited by the regulations of such jurisdictions. We have recently amended or customer contracts to clarify that we do not accept orders from customers located in the U.S. The enactment of such legislation and failure to comply may have a material negative impact on our financial condition and business results.

We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies of Hong Kong and that all license fees and filings are current. Although we have not done so since incorporation, through our client agreement with Goldenway HK, an entity owned and controlled by Goldenway Investments, our majority stockholder, we may engage in the trade of futures contracts and other derivative instruments to hedge against these market risks, as well as cover any excess customer demand for gold and silver. Goldenway HK holds a Type 1, Type 2 and Type 3 licenses approved by the Hong Kong Securities and Futures Commission, SFC, which enables Goldenway HK to deal in futures contracts as defined under Hong Kong’s Securities and Futures Ordinance. However, as we have not traded any futures contracts to position manage our exposure under precious metal price trading contracts since incorporation, we believe that this activity is immaterial to our business.

Permits and Certificates

Our industry, being the acquisition and disposition of gold and silver on precious metal price trading contracts, is currently unregulated in Hong Kong. Dealing in futures contracts of commodities, including gold and silver, on the other hand, is a regulated activity governed by the Hong Kong Securities and Futures Commission, or the SFC, and requires a license for the Dealing of Futures Contracts, referred to as Type 2 licensing. Through our relationship with our affiliate, Goldenway HK, a licensed corporation holding the requisite license, we are able to trade gold and silver futures contracts for position risk management. Any and all transactions of futures contracts and/or options are executed through Goldenway HK on our instructions.

We are also a member of the Chinese Gold & Silver Exchange Society (CGSE), a self-regulated body with established industry standards. The CGSE operates in Hong Kong as a registered society and operates as an exchange for gold and silver. The CGSE’s Executive and Supervisory Committees are the highest decision-making authority and are responsible for implementing CGSE policies, effecting development plans and monitoring their effectiveness. The CGSE’s constitution limits CGSE membership to 192 members, all of whom must have a minimum required working capital, defined as cash plus precious metals, of approximately $193,000 and minimum required assets of $645,000. The CGSE requires its members to submit a quarterly liquidity capital report, in order to ensure that the bank balances exceed or equal the balance of customer deposits, as well as comply with the code of conduct which is regulated by CGSE. We were in compliance with these requirements as at December 31, 2012. As of December 31, 2012 and 2011, we had $24.2 million in cash and $0.2 million in gold and silver, and $10.3 million and $1.7 million respectively. As of December 31, 2012 and 2011, we had $57.5 million and $28.7 million, respectively, in total assets.

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

Issuing
Licenses	Authority	Effective Date	Expiration/Term
London Gold and Silver Trading License (AA)	CGSE	June 3, 2009	N/A
Physical Precious Metals Metal Trading License (AA)	CGSE	February 5, 2010	N/A

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

These rules and regulations are administered by the three branches of Hong Kong’s Commerce and Economic Development Bureau: (i) the Commerce, Industry and Tourism Branch (responsible for policy matters on Hong Kong's external commercial relations, inward investment promotion, intellectual property protection, industry and business support, tourism, consumer protection and competition), (ii) the Communications and Technology Branch (responsible for policy matters on broadcasting, film-related issues, overall view of creative (including film) industry, development of telecommunications, innovation and technology, and control of obscene and indecent articles); and (iii) the Office of the Government Chief Information Officer (responsible for policy, strategy and execution of information technology programs and initiatives).

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

The FSA requires Goldenway UK to maintain a regulatory basic capital (“Pillar 1 required capital”) of the greater of (i) £100,000 (approximately, $150,000); or (ii) the sum of its credit and market risk requirements of approximately £13,000 (approximately, $20,000); or (iii) Goldenway UK’s fixed overhead requirement (“FOR”) of approximately £475,000 (approximately, $713,000), and a Pillar 2 capital requirement of £475,000 (approximately, $713,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. Goldenway UK is in compliance with these requirements as of December 31, 2012.

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

Reduced Adjustments in Precious Metals, Levels of Trading Activity and Trading Through Alternative Trading Systems Could Reduce Our Revenues.

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

A substantial portion of our revenue and operating profits is derived from our role as a service provider. In our role as a service provider, we attempt to derive a profit from the difference between the prices at which we buy and sell, or sell and buy, Loco London Gold and Silver precious metal price trading contracts. Customers are given the option to trade on open precious metal price trading contracts and to liquidate their positions for gains or losses or to take physical delivery of precious metals. Since these activities involve the purchase or sale of Loco London Gold and Silver precious metal price trading contracts, whether or not the transaction involves the physical delivery of the underlying gold or silver, we may incur trading losses for a variety of reasons, including:

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

Reduced Adjustments in foreign currencies, levels of trading activity, trading through alternative trading systems and price competition from principal model firms could harm our business.

Computer-generated buy and sell programs and other technological advances and regulatory changes in the foreign exchange market may continue to tighten markup and markdown price difference on foreign currency transactions. Tighter markup and markdown price difference and increased competition could make the execution of trades and market-making activities less profitable. In addition, new and enhanced alternative trading systems have emerged as an option for individual and institutional investors to avoid directing their trades through retail foreign exchange brokers, which could result in reduced revenue derived from our foreign exchange brokerage business. We may also face price competition from our competitors. Many competing firms using a principal model can set their own prices as they generate income from trading with their customers. In contrast, the prices we provide to our customers are set by our foreign exchange market makers which vary based on market conditions.

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

Our customer base is primarily comprised of individual customers who generally trade in gold and silver. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. For the year ended December 31, 2012, we incurred selling and marketing expenses of approximately $10.8 million. Although we have spent significant financial resources on selling and marketing expenses and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments.

The Loss of Our Key Employees Would Materially Adversely Affect Our Business, Including Our Ability to Grow Our Business.

Our key employees, including Ricky Wai Lam Lai, our chief executive officer, and Yue Yuen Chan, our chief financial officer, have significant experience in the electronic trading platform industry and have made significant contributions to our business. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel could have a material adverse effect on our business. In addition, our ability to grow our business is dependent, to a large degree, on our ability to retain such employees.

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

Our Hong Kong operating subsidiary, Goldenway Precious Metals, offers and sells gold and silver precious metal price trading contracts in Hong Kong. Pursuant to a client agreement with our affiliate, Goldenway HK, which is SFC licensed to engage in Type 1, Type 2 and Type 3 regulated activities, Goldenway HK carries out on behalf of Goldenway Precious Metals transactions dealing with options, futures contracts and exchange traded products in Hong Kong. Precious metal price trading contracts in gold and silver are not and may not be offered in the U.S. by us, including by our non-U.S. subsidiary, and are not eligible for resale to U.S. residents. They are not currently registered with the U.S. Securities and Exchange Commission or any other U.S. regulators.

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

Failure to Identify and/or Manage Risk Associated with Dealing in Precious Metal Price Trading Contracts May Expose Us to Additional Liability and Adversely Affect Our Profitability and Growth.

A substantive portion of our revenue is generated through our dealings with precious metals price trading contracts, where we enter into contractual obligations with our customers to buy and/or sell precious metals at the prevailing market prices. Since our incorporation, no customer has requested fulfillment of a precious metal price trading contract order for precious metals, however, our customers are offered the option to request that we fulfill our precious metal price trading contract obligations for physical delivery of precious metals. As such we may be obligated, at the customer’s request, to fulfill a precious metal price trading contract for physical delivery. We believe that our client agreement with Goldenway HK, an entity owned and controlled by Goldenway Investments, our majority stockholder, ensures our ability to cover any excess customer demand for gold and silver. Through them we may engage in the trade of futures contracts and other derivative instruments to manage our position risk against these market risks. Goldenway HK holds a Type 1, Type 2 and Type 3 licenses approved by the Securities and Futures Commission, SFC, which enables Goldenway HK to deal in futures contracts as defined under Hong Kong’s Securities and Futures Ordinance, SFO. Failure to hedge our precious metal price trading contract obligations or properly identify and/or manage such obligations could expose us to additional liability and adversely affect our profitability and growth.

We are subject to risk of default by payment transfer agents that hold our funds and our customers’ funds.

We do not have direct access to payment networks, which enable our acceptance of credit cards and debit cards (including some types of prepaid cards). Therefore, we have significant deposit payment transfer agents. As of December 31, 2012, our payment transfer agents held approximately $7.5 million in funds on behalf of us and our customer funds of $2.3 million. Our subsidiary GPML is not required to segregate customer funds from our own funds. As such, we aggregate our customers’ funds and our funds and hold them in deposit accounts at payment transfer agents. In the event of insolvency of one or more of the payment transfer agents with whom we have deposited these funds, both we and our customers may not be able to recover such funds. In such an event, our business and cash flow would be materially adversely impacted. Because our customers’ funds are aggregated with our own, they are not insured by any deposit insurance in Hong Kong or abroad and in any such insolvency, we and our customers would rank as unsecured creditors in respect of claims to funds deposited with any such payment transfer agents. As a result, we may be subject to claims by customers due to the loss of customer funds and our business would be harmed by the loss of our own funds.

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

We are subject to data privacy laws, rules and regulations that regulate the use of customer data. For instance, in Hong Kong we are governed by the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) and as a data user we are prohibited from doing or engaging in any practice that contravenes the data protection principles set out therein. Compliance with these laws, rules and regulations may restrict our business activities, require us to incur increased expenses and devote considerable time to compliance efforts.

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

We conduct our business operations in Hong Kong and currently only accept and process transactions for precious metal price trading contracts on gold and silver placed over the internet in Hong Kong. So although our customers may not reside in Hong Kong, they may access our electronic trading platform via the Internet from anywhere in the world. Since we do not conduct such operations in foreign jurisdictions, we have not analyzed whether the acceptance and processing of orders in foreign jurisdictions would be prohibited by the regulations of such jurisdictions. While we are not currently aware of any prohibition in a foreign jurisdiction that would bar us from accepting orders placed over the internet from customers outside Hong Kong, any such jurisdiction may enact new laws or adopt measures that regulate or prohibit their residents from engaging in such transactions over the internet. The enactment of such legislation and failure to comply may have a material negative impact on our financial condition and business results.

Without Local PRC Registration, Licensing or Authorization, We May Be Subject to Possible Enforcement Action and Sanction for Our Operations in the PRC if Our Operations Are Deemed to Have Violated PRC Regulations.

For the fiscal year ended December 31, 2012, all of our precious metal price trading contracts trades were executed and concluded in Hong Kong where, the industry is unregulated. However, when permitted, we promote our services to customers outside of Hong Kong, including to customers in China where our industry is regulated. The regulatory rules and procedures for engaging in our business in China are complex and are not as clear as those in many other jurisdictions and so we have not sought licensing from PRC government authorities to conduct, and we do not conduct our business operations in China. We do work with third party agents to promote and introduce our services to individuals and businesses in China and we accept them as customers via our website. Our PRC legal counsel, the Beijing Dacheng (Guangzhou) Law Offices, has advised us that our activities in China are in compliance with PRC law because such activities are purely promotional and never involve the conduct of any business transactions in China. We cannot assure you that PRC rules and regulations will not change such that we can no longer engage in such promotional activities or offer our precious metals trading services to PRC residents online. In such case, we may be subject to fines, penalties, or sanctions or may be required to cease such offerings to PRC residents all together. These restrictions may limit our ability to increase revenues and would have a material adverse effect on our results of operations.

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

In order to reduce our contract positions risk exposures with customers, Goldenway Precious Metals entered the same transaction as customer on other CGSE member to minimize the risk exposure when the total net position is greater than a certain level. Therefore, our precious metals position risk management operations require a commitment of capital and involve risks of losses due to the potential failure of our customers or counterparty to perform their obligations under these transactions. Our margin policy allows customers to leverage their account balances by trading notional amounts that may be significantly larger than their cash balances. We mark our customers’ accounts to market each time a trading price in their portfolio changes. While this allows us to closely monitor each customer’s account, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse trading price change. Although we have the ability to alter our margin requirements without prior notice to our customers, this may not eliminate the risk that our access to liquidity becomes limited or market conditions, including Loco London Gold and Silver price volatility and liquidity constraints, change faster than our ability to modify our margin requirements. In light of the current turbulence in the global economy, we face increased risk of default by our customers and other counterparties. For example, during the second half of 2008, Lehman Brothers Holdings Inc. declared bankruptcy, and many major U.S. financial institutions consolidated, were forced to merge or were put into conservatorship by the U.S. federal government. Any liability arising from our precious metals operations could be significant and could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Failure of Third-Party Systems or Third-Party Service and Software Providers Upon Which We Rely Could Adversely Affect Our Business.

We rely on certain related party’s computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers and communications facilities. For example, for the year ended December 31, 2012, approximately 90% of our precious metals trading volume was derived from trades utilizing our Shenzhen Gateway Technology Limited’s electronic trading platform, a related party trading platform we acquired that is popular in the international retail trading community and offers our customers a choice in trading interfaces. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

Our executive offices are located at 28/F, Tower 2, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong. We use it for administration, marketing and customer service. The Company leases its office space under non-cancelable operating lease agreements that expire on various dates through 2013. Major lease contracts are disclosed in more detail on the table below.

Premises	Lessor/Sub-lessor	Term of Tenancy/Expiration Date	Rent and Charges
Suite No. 9 12th Floor of Tower 1, China Hong Kong City, No. 33 Canton Road, Kowloon, Hong Kong	Wide Harvest Investment Limited	2/22/2010-2/21/2013	HK$62,880 (approximately $8,080) per month for rent and HK$17,135 (approximately $2,202) per month for management fee and air conditioning fee
Suites 2801-8, 2811-12, on the 28th Floor of Tower 2, the Gateway, Harbour City, Hong Kong	Harbour City Estates Limited	7/3/2012-7/2/2015	HK$777,168 (approximately $100,000) per month for rent, HK$51,811 (approximately $6,600) per month for air- conditioning fee and HK38,858 (approximately $5,000) per month for service charge)
Suites 2809-10, on the 28th Floor of Tower 2, the Gateway, Harbour City, Hong Kong	Harbour City Estates Limited	10/17/2012-10/16/2015	HK$107,328 (approximately $15,000) per month for rent, HK$7,155 (approximately $900) per month for air- conditioning fee and HK$5,366 (approximately $700) per month for service charge

We believe that all space is in good condition and that the property is adequately insured by the Company.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

Our subsidiary, Goldenway UK, is currently disputing claims approximately £0.1 million (approximately $0.2 million) for services provided to the Company which considers to have caused by cessation of the relevant agreement during the period. The Company counter offered a settlement of £0.02 million (approximately $0.03 million) and the other party counter offered a settlement of £0.05 million (approximately $0.08 million).

Other than the aforesaid, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse impact on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

		Closing Bid Prices(1)
		High		Low
Fiscal year ended December 31, 2012
1st Quarter		$2.17		$1.11
2nd Quarter		1.11		1.11
3rd Quarter		1.11		1.11
4th Quarter		1.11		1.11
Fiscal year ended December 31, 2011
1st Quarter	$	N/A	$	N/A
2nd Quarter		2.00		0.60
3rd Quarter		0.75		0.51
4th Quarter		2.15		1.01

Holders

As of December 31, 2012 there were approximately 50 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2012.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of our Business

We were organized under the laws of the State of Nevada on September 10, 2007. Since September 30, 2011, through our subsidiary, Goldenway Precious Metals, we are a recognized electronics trading member of the Chinese Gold and Silver Exchange Society, or the CGSE, in Hong Kong, and hold a Type AA License which authorizes us to engage in the electronic trading of Kilo Gold and Loco London Gold and Silver. We provide precious metals price trading contract trading services via our 24-hour electronic trading platform and telephone transaction system in Hong Kong. Our electronic trading platform provides our customers with CGSE price quotations on gold and silver precious metal price trading contracts, on a Loco London basis, as well as information updates on the gold and silver market, based on an evaluation of third-party market pricing sources such as M-Finance and Bloomberg. In addition to our retail customers, we also trade precious metal price trading contracts of precious metals with other third-party providers of precious metal price trading contract services in Hong Kong. See details regarding our services under the “Our Products, Services and Customers” heading in this report.

We face daily fluctuations in the price of gold and silver, foreign exchange rates, as well as interest rates. Although we have not done so since incorporation, through our client agreement with Goldenway HK, an entity owned and controlled by Goldenway Investments, our majority stockholder, we may engage in the trade of futures contracts and other derivative instruments to hedge against these market risks. Goldenway HK holds a Type 1, Type 2 and Type 3 licenses approved by the Securities and Futures Commission, SFC, which enables Goldenway HK to deal in futures contracts as defined under Hong Kong’s Securities and Futures Ordinance, SFO. Through our client agreement we are also able to ensure our ability to cover any excess customer demand for gold and silver.

Our revenue is generated from contracts traded on our electronic trading platform, including rollover interest charges on unliquidated contracts, from the revaluation of precious metals, and from the provision of foreign exchange brokerage services to active retail customers globally. Our total revenue increased by $19.1 million, or 47.5%, to $59.2 million for 2012, from $40.1 million for 2011, and our net income increased to $14.2 million in fiscal year 2012, as compared to $12.7 million in fiscal year 2011. During the respective periods revenues generated from contracts traded on the electronic trading platform accounted for approximately 98.8% and 99.1% of our revenues in fiscal year 2012 and 2011, respectively (including rollover interest charges); revenue generated from realized and revaluation of precious metals accounted for 0.3% and 0.4% of our revenues; and revenue generated from foreign exchange brokerage services, accounted for 0.8% and 0.4% of our revenues.

2012 Financial Performance Highlights

The following summarizes certain key financial information for 2012:

  Revenues: Our revenues were $59.2 million for 2012, an increase of $19.1 million, or 47.5%, from $40.1 million for 2011.

  Net income: Net income was $14.2 million for 2012, an increase of $1.5 million, or approximately 12.0%, from $12.7 million for 2011.

  Fully diluted net income per share: Fully diluted net income per share was approximately $0.97 for 2012, as compared to approximately $0.87 for 2011.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2012 and 2011, both in dollars and as a percentage of our net sales.

	For the Fiscal
	Year Ended
	December 31,		December 31,
	2012		2011

	Amount	% of	Amount	% of
		Total		Total
REVENUES		Revenue		Revenue
Trading revenue	$60,453,220		$38,772,785
Foreign exchange brokerage services	491,284		178,742
Gain from sales of precious metals	394,511		-
Investment loss	(3,547,342)		-
Interest income from customers’ trading accounts	1,615,865		1,017,221
Fair value change of precious metals	(190,249)		174,685
Total revenues	59,217,289		40,143,433
EXPENSES
Management fees	1,242,856	2.1%	6,399,912	15.9%
Trading expenses and commissions	12,554,273	21.2%	11,057,629	27.5%
Employee compensation and benefit	7,574,196	12.8%	2,457,346	6.1%
General and administrative expenses	3,178,156	5.4%	1,978,229	4.9%
Advertising expenses	10,781,589	18.2%	1,146,155	2.9%
Bad debt expenses	1,795,356	3.0%	-	-%
Occupancy expenses	1,358,817	2.3%	732,480	1.8%
Depreciation and amortization	1,158,290	2.0%	579,993	1.4%
Data processing and service fees	1,759,724	3.0%	274,146	0.7%
Foreign exchange loss	514,284	0.8%	-	-%
Total expenses	41,917,541		24,625,890	61.3%
Other income	50,047	0.1%	193,727	0.5%
INCOME BEFORE INCOME TAXES	17,349,795	29.3%	15,711,270	39.1%
INCOME TAXES
Provision for income taxes	2,737,981	4.6%	2,537,319	6.3%
Deferred income tax provision (recovery )	399,190	0.7%	485,620	1.2%
	3,137,171	5.3%	3,022,939	7.5%
NET INCOME	14,212,624	24.0%	12,688,331	31.6%

OTHER COMPREHENSIVE INCOME
Foreign currency translation	87,998	0.1%	(7,718)	0.1%
COMPREHENSIVE INCOME	$14,300,622	24.1%	$12,680,613	31.5%

Revenue. Our revenue is generated from contracts traded on our electronic trading platform, including rollover interest charges on unliquidated contracts, from the revaluation of precious metals, and from the provision of foreign exchange brokerage services to active retail customers globally. Our total revenue increased by $19.1 million, or 47.5%, to $59.2 million for the fiscal year ended December 31, 2012, from $40.1 million for December 31, 2011. This net increase was primarily due to (i) an increase in trading volume, which was in line with the increase in the number of speculative customers as well as an increase in income from adjustments included in our price formulation, the net difference between the prices at which we buy and sell, or sell and buy, Loco London Gold and Silver contracts, which accounted for 113.7% of the net increase; (ii) an increase in commission income earned by Goldenway UK for introducing trading customers to principal(s), which accounted for 1.6% of the net increase; (iii) an increase in rollover interest revenue, which is one of our carrying costs, on customers’ open positions on trading contracts of precious metals upon exceeding the daily cutoff period (mainly caused by the changes in the amount and the length of period for unliquidated contracts), which accounted for 3.1% of the net increase; and (iv) an increase in fair value change of trading precious metals, which accounted for 0.2% of the net decrease. Commissions to Goldenway UK are determined by the number and size of transactions executed by the customers and is recognized currently in income and on a trade date basis.

Revenue from our electronic trading platform is comprised of net revenues from serving as the counterparty to transactions executed by our customers, and revenues from the assessment of rollover interest charges on all contracts that remain unliquidated beyond one calendar day after initiation. In our experience, revenues from rollover interest charges generally remain at less than 3% of our revenues which coincides with the short-term trading behavior of our customers. During the years ended December 31, 2012 and 2011, revenue generated from our electronic trading platform accounted for approximately $58.5 million and $39.8 million, or 98.8% and 99.1% of our revenues, respectively. Revenues from our electronic trading platform included rollover interest charges for the years ended December 31, 2012 and 2011 of $1.6 million, or 2.7% of revenues, and $1.0 million, or 2.5% of our revenues, respectively.

Although we sometimes incur net losses from contract liquidations on a given day, we usually experience net gains in the aggregate by adjusting our markup and markdown prices. This is primarily because we mitigate the risk associated with serving as the counterparty to customer transactions by including an absolute mark-up amount for buy side contracts and mark-down amount for sell side contracts. We also occasionally adjust the ratio of this absolute amount included in the markup and markdown price if, after close monitoring of customer trading, we determine that there is an unequal balance of either buy side or sell side contracts. In such cases we adjust the ratio on our markup and markdown prices for new buy and sell side contracts keeping within the same aggregate adjustment range, until our aggregated net position returns to a balanced position.

During the respective periods revenues generated from realized and revaluation of precious metals accounted for 0.3% and 0.4% of our revenues; and revenue generated from foreign exchange brokerage services, accounted for 0.8% and 0.4% of our revenues.

Expenses. During the year ended December 31, 2012, the expenses were comprised of Management fee, Trading expenses and commissions, Employee compensation and benefit, General and administrative expenses, Advertising expenses, Bad debt expenses, Occupancy expenses, Depreciation and amortization, and Data processing and service fees. Expenses increased by $17.3 million, or 70.2%, to $41.9 million, as compared to $24.6 million, mainly due to our increase in size of operation. The respective analysis of increase/decrease of expense items are as follows:

Management fee. Management fee was $1.2 million for the year ended December 31, 2012, compared to $6.4 million for the year ended December 31, 2011. Management fee expenses were comprised of rental, entertainment, travel and employment expenses, and the net decrease was mainly attributable to our amendment of the management fee agreement with Goldenway Investments during the 2011 fourth quarter, to remove the mark-up rate component and to apportion operating costs based on the number of employees engaged in activities for the Company so that the Company could incur cost, such as employee remunerations, directly.

Trading expenses and commissions. Trading expenses and commissions increased by $1.5 million, or 13.5%, to $12.6 million for the year ended December 31, 2012, compared to $11.1 million for the year ended December 31, 2011. The increase was mainly driven by the increase in trading volume, which led to an increase in the collection fee for customer deposits and commission to agents. Our collection fees and agency fees increased by $1.2 million, or 12%, from $10.0 million in fiscal year 2011 to $11.2 million in fiscal year 2012, which accounted for 80% of our increase in trading expenses and commission.

Employee compensation and benefit. Employee compensation and benefit increased by $5.1 million, or 208.2%, to $7.6 million for the year ended December 31, 2012, compared to $2.5 million for the year ended December 31, 2011. The increase was primarily due to an increase in the number of new employees for continuous business expansion. Our number of staff increased from 105 as of December 31, 2011, to 135 as of December 31, 2012 in connection with our amendment of the management fee agreement with Goldenway Investments, as well as in connection with the fulfillment of the necessary vacancies for the newly-developed functions, such as dealing and IT audit etc.. Also, our bonus increased significantly from approximately $0.3 million to approximately $0.6 million, as a result of improved business performance during 2012.

General and administrative expenses and foreign exchange loss. General and administrative expenses and foreign exchange loss increased by $1.7 million, or 86.7%, to $3.7 million for the year ended December 31, 2012, as compared to $2.0 million for the year ended December 31, 2011. The increase was primarily due to (i) unfavorable exchange rates applied on RMB by our payment agents on us, which we lost $0.5 million in fiscal year 2012 (ii) the increase in professional fees relating to the SOX consultation fee of $0.1 million, (iii) legal consultation fee for a proposed restructure, and tax planning fee of $0.7 million; and (iv) the increase in professional insurance expense of $0.1 million.

Advertising expenses. Advertising expenses increased by $9.6 million, or 840.7%, to $10.8 million for the year ended December 31, 2012, as compared to $1.2 million for the year ended December 31, 2011. The net increase was primarily due to our expenses on online promotions. We incurred approximately $7.9 million in online promotion during 2012, of which (1) $4.9 million was incurred for advertising in Yahoo, Google, Baidu, Youdao, Sosou, Sogou-Online and other famous search engine websites; (2) $2.8 million was incurred for email promotion services; and (3) $0.2 million was incurred on data analysis and other online promotion services. Our significant expenses on online promotion resulted in improved performance in fiscal year 2012.

Occupancy expenses. Occupancy expenses increased by $0.6 million, or 85.5%, to $1.4 million for the year ended December 31, 2012, as compared to $0.7 million for the year ended December 31, 2011. The increase was primarily due to (i) renting a whole floor of office as compared to renting several business office units in fiscal year 2012; and (ii) rental expense of our new subsidiary, Goldenway UK.

Depreciation and amortization. Depreciation and amortization increased by $0.6 million, or 99.7%, to $1.2 million for the year ended December 31, 2012, as compared to $0.6 million for the year ended December 31, 2011. This increase was primarily due to the acquisition of new trading platforms during fiscal 2012 and a full year’s depreciation of our motor vessel, which the motor vessel had only depreciated for 4 months in fiscal year 2011.

Data processing and service fee. Data processing and service fee increased by $1.5 million, or 541.9%, to $1.8 million for the year ended December 31, 2012, as compared to $0.3 million for the year ended December 31, 2011. The net increase was primarily due to (i) the increase in IT service fees paid to Gateway and Goldenway Investment, which increased from Nil in fiscal 2011 to $0.5 million in fiscal 2012, as we have more trading platforms in fiscal 2012; (ii) the increase in number of customers which caused the increase in rental fee for the occupation of more proxy servers for the year, which resulted in an increase in our computer expenses from $0.2 million in fiscal 2011 to $1.0 million in fiscal 2012, represented a 302.9% increase.

Income before income taxes. Income before income taxes increased by $1.6 million, or 10.4%, to $17.3 million for the year ended December 31, 2012, as compared to $15.7 million for the year ended December 31, 2011. This increase was primarily contributed by the increase in our customer base, resulting in an increase of trading revenue and total expenses of $19.1 million and $17.3 million, respectively, for the year ended December 31, 2012.

Income taxes. Income taxes increased by $0.1 million, or 3.8%, to $3.1 million for the year ended December 31, 2012, as compared to $3.0 million for the year ended December 31, 2011, the income tax expenses did not increase significantly with income before income taxes mainly due to less non-deductible expenses incurred in fiscal 2012 when compared with that of 2011. We incurred $0.5 million non-deductible expenses in fiscal 2012, when compared with $1.2 million in fiscal 2011, decreased $0.7 million or 56.9% .

Net income. For the foregoing reasons, we generated a net income of $14.2 million for the year ended December 31, 2012, an increase of $1.5 million, or 12.0%, from $12.7 million for the year ended December 31, 2011.

Comprehensive income. Our comprehensive income was $14.3 million for the year ended December 31, 2012, compared with comprehensive income of $12.7 million for the year ended December 31, 2011. The balance comprised of the operating income, in the ordinary course of business, and the foreign currency translation, which is the exchange rate fluctuations from translation of the Company’s Hong Kong and UK subsidiaries’ accounts from Hong Kong dollars (“HKD” or “HK$”) and Great British Pound (“GBP” or “£”), our functional currencies, to United States dollars (“USD” or “US$”), our reporting currency.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our stockholders. We are not aware of any other restrictions that will significantly impact our ability to transfer cash within our corporate structure or restrict the net assets of our subsidiaries, Goldenway Precious Metals and Goldenway UK. As of December 31, 2012, we had cash and cash equivalents of $24.2 million, primarily consisting of cash on hand and demand deposits.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flows

(all amounts in millions of U.S. dollars)

	Fiscal Year Ended
	December 31,
	2012	2011
Net cash provided by operating activities	$23.2	$14.1
Net cash used in investing activities	(9.3)	(11.8)
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	-	-
Net increase in cash and cash equivalents	13.9	2.3
Cash, beginning of the year	10.3	8.0
Cash, end of the year	$24.2	$10.3

As a member of the CGSE, we are also subject to working capital and minimum asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 and the minimum required asset is $645,000. We were in compliance with these requirements as of December 31, 2012.

The FSA requires Goldenway UK to maintain a regulatory basic capital (“Pillar 1 required capital”) of the greater of (i) £100,000 (approximately, $150,000); or (ii) the sum of its credit and market risk requirements of approximately £13,000 (approximately, $20,000); or (iii) Goldenway UK’s fixed overhead requirement (“FOR”) of approximately £475,000 (approximately, $713,000), and a Pillar 2 capital requirement of £475,000 (approximately, $713,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. Goldenway UK is in compliance with these requirements as of December 31, 2012.

As of December 31, 2012, we had $24.2 million in cash and $0.2 million in gold and silver, and $10.3 million and $1.7 million, respectively, as of December 31, 2011. As of December 31, 2012 and 2011, we had $57.5 million and $28.7 million, respectively, in total assets.

Operating Activities

Net cash provided by operating activities was $23.2 million for the year ended December 31, 2012, as compared to $14.1 million for the year ended December 31, 2011, an increase of $9.0 million. The increase was due to the higher net income which outweighed adjustments to reconcile net income to net cash provided by operating activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011. For the year ended December 31, 2012, (i) change in cash, held for customers/restricted cash by the Company resulted in a cash outflow of $0.6 million, when compared with $0.1 million of inflow for the year ended December 31, 2011(ii) change in accounts receivable held by the Company resulted in a cash outflow of $0.7 million, compared to $0.5 million for the year ended December 31, 2011; (iii) change in other receivables resulted in a cash inflow of $0.5 million for the year ended December 31, 2012, compared to a cash outflow of $0.5 million for the year ended December 31, 2011; (iv) change in trading precious metals resulted in a cash inflow of $1.2 million for the year ended December 31, 2012, compared to a cash outflow of $0.7 million for the year ended December 31, 2011; (v) change in deposits and prepaid expenses resulted in a cash outflow of $7.3 million for the year ended December 31, 2012, compared to $2.4 million for the year ended December 31, 2011; (vi) change in accounts payable resulted in a cash inflow of $2.3 million for the year ended December 31, 2012, compared to $1.0 million for the year ended December 31, 2011; (vii) change in accrued expenses and other liabilities resulted in a cash inflow of $3.9 million for the year ended December 31, 2012, compared to a cash outflow of $0.1 million for the year ended December 31, 2011; (viii) change in customer deposits resulted in a cash inflow of $8.1 million for the year ended December 31, 2012, compared to $4.0 million for the year ended December 31, 2011; and (ix) change in income taxes payable resulted in a cash outflow of $1.0 million for the year ended December 31, 2012, compared to a cash inflow of $0.3 million for the year ended December 31, 2011.

Investing Activities

Net cash used in investing activities was $9.3 million for the year ended December 31, 2012, as compared to $11.8 million for the year ended December 31, 2011, a decrease of $2.5 million. The decrease is mainly due to decreases in (i) purchases of property and equipment and intangible assets amounted to $3.2 million during the year ended December 31, 2012, compared to $4.8 million in cash used for such purpose during the year ended December 31, 2011; (ii) cash outflow from balances due from the majority stockholder Goldenway Investment, changed from a cash outflow of $4.8 million fiscal 2011 to a cash inflow of $0.2 million in fiscal 2012; and (iii) net cash outflow from acquisition of Goldenway UK of $2.2 million in fiscal 2011, while there was no business acquisition during fiscal year 2012.

During fiscal 2012, the Company recorded a cash outflow of $6.4 million for a deposit to acquire potentially 40% of HXPM Holdings Limited, a company incorporated in Hong Kong, which is engaged in the trading and brokerage of bullion and is also a member of CGSE (“HXPM deposit”). Notwithstanding, the HXPM deposit of $6.4 million, the Company recorded a decrease in cash outflow from investing activities of $2.5 million, from $11.8 million in fiscal year 2011 to $9.3 million in fiscal year 2012.

Financing Activities

There were no significant cash flows arising from financing activities in fiscal year 2012 and 2011.

Operating Lease Commitments

The Company leases its office space under non-cancelable operating lease agreements that expire on various dates through 2015. Future annual minimum lease payments, including maintenance and management fees, for non-cancelable operating leases, are as follows:

Year ending December 31,	(in‘000)
2013	$1,738
2014	1,653
2015	855
$4,246

Obligations under Material Contracts

  Pursuant to a Software Development Contract, dated August 1, 2012, between Goldenway Precious Metals and Shenzhen Gateway, we are obligated to pay fees to Gateway in exchange for IT maintenance services through July 31, 2013. As of December 31, 2012, we had a prepayment of $0.05 million in IT maintenance fees to Gateway under this agreement.

  Pursuant to a Data Analysis Management Services Contract, dated August 1, 2012, between Goldenway Precious Metals and Shenzhen Gateway, we are obligated to pay fees to Gateway in exchange for data analysis management services through July 31, 2013. As of December 31, 2012, we had a prepayment of $0.04 million in data analysis fees to Gateway under this agreement.

  During fiscal year 2012, the Company purchased online precious metal trading platforms for $1.4 million from Gateway. As of December 31, 2012, the Company was obligated to pay approximately $0.6 million to Gateway for the online trading platforms.

  The Company entered into a service agreement with Goldenway Asset Management, a company owned and controlled by the Company’s controlling stockholder, Goldenway Investments whereby the Company is obligated to pay approximately $31,000 annually for investment related marketing material. As of December 31, 2012, the Company prepaid approximately $5,000 to Goldenway Asset Management.

  Goldenway Investments is the former parent of Goldenway Precious Metals and is now our majority stockholder. On January 1, 2010, Goldenway Precious Metals entered into a management fee agreement with Goldenway Investments, pursuant to which Goldenway Investments provides management services to Goldenway Precious Metals in exchange for management fees based on the actual operating cost incurred by Goldenway Investments, plus a mark-up rate on certain operational costs. The management fee is payable on an annual basis or on demand after provision of management services by Goldenway Investments. Since October 1, 2011, the management fee agreement was amended to eliminate the mark-up rate component and apportion operating costs based on the number of employees engaged in activities for the Company. The management fee is payable on a monthly basis or on demand after a provision of service by Goldenway Investments. Management fee was $1.2 million for the year ended December 31, 2012, compared to $6.4 million for the year ended December 31, 2011.

  The Company and Goldenway Investments are also party to a maintenance and service agreement, dated January 1, 2012, pursuant to which the Company is obligated pay a monthly fee of HKD 120,000 (approximately, $0.02 million) from January 2012 to September 2012 and increased to HKD300,000 (approximately, $0.04 million), (due to the additional two more platforms are required to maintain) to Goldenway Investments in exchange for precious metals trading platform maintenance services. Fees incurred under the maintenance and service agreement totaled $0.3 million for the year ended December 31, 2012.

  The Company is party to a marketing and advertising service agreement, dated October 1, 2009, between the Company and Goldenway Investments (HK) Limited, or Goldenway HK, a Goldenway Investments subsidiary, whereby the Company is obligated to pay a monthly fee of HKD600,000 (approximately $0.1 million) to Goldenway HK, in exchange for marketing and advertising consulting services. The contract is subject to annual renewal. Fees incurred under the marketing and advertising service agreement totaled $0.9 million and $0.7 million the years ended December 31, 2012 and 2011, respectively.

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

Critical Accounting Policies

Basis of Accounting

The Company’s consolidated financial statements are prepared in accordance with U.S.GAAP.

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

Precious metal trading contracts generally involve the settlement of precious metal prices at market rates. Profits or losses are realized when customer transactions are liquidated and are recorded net as trading revenue on the consolidated statements of operations and comprehensive income. Unrealized profits or losses on open contracts are revalued at prevailing precious metal price (the difference between contract price and market price) at the date of the balance sheets are included in unrealized profits and losses, respectively, on the consolidated balance sheets. Changes in net unrealized profits or losses amounted to a gain of $1,067,207 and $1,588,146 during the fiscal years 2012 and 2011, respectively, and are recorded in trade revenue on the consolidated statements of operations and comprehensive income.

The Company, through its wholly-owned subsidiary, Goldenway UK, is engaged in the provision of foreign exchange brokerage services. Goldenway UK follows SAB 104 and recognizes revenues when Goldenway UK and customers enter brokerage service agreement, services rendered, the brokerage service fee is fixed and determinable and collectability is reasonably assured.

The Company is also engaged in trading of precious metal price contracts with other trading companies. Profits or losses are realized when our transactions are liquidated and are recorded net as trading revenue on the consolidated statements of operations and comprehensive income.

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

The Company earns interest income on unliquidated contract amounts. The interest is accrued and calculated based on agreed upon annual rate of 0.75% to 1.25% .

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

Cash, Held for Customers

Cash, held for customers represents cash held in-trust for the customers. The balance arises primarily from cash deposited by customers and net realized gains from customer trading activity in Goldenway UK. The Company records a corresponding liability in connection with this amount that is included in customer deposits in the consolidated statements of financial condition. A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $576,779 and $nil as of December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for cash, cash, held for customers, accounts receivable, due from major stockholder, other receivables, accounts payable, accrued expenses and other liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	over the lease term
Computer equipment	4 years
Motor vehicles	4 years
Motor vessel	10 years

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

The Company has two membership licenses issued by CGSE to trade precious metal price contracts and physical precious metals. In addition, upon the acquisition of Goldenway UK, a license of the FSA has been recognized as an identifiable intangible asset. All licenses, which are subject to renewal periodically, are not amortized and have an indefinite useful life because the management believes the Company will be able to continuously renew the license in the future.

The Company compares the recorded value of its indefinite life intangible assets and goodwill to their fair values on an annual basis and whenever circumstances arise that indicates that impairment may have occurred. The Company performs goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired.

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

Reporting Currency and Foreign Currency Translation

As of December 31, 2012 and 2011, the accounts of the Company and its subsidiaries are maintained in their functional currencies, the U.S. dollar (“USD”), the Hong Kong dollar ("HK$") and the Great British Pound (“GBP”) for Goldenway, Inc., GPML and Goldenway UK, respectively. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Company are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the consolidated statements of operations and comprehensive income, and consolidated statements of cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

	December 31,	December 31,
	2012	2011
Period end USD/HK$ exchange rate	7.7507	7.7663
Average USD/HK$ exchange rate	7.7569	7.7841
Period end USD/GBP exchange rate	0.6149	0.6436
Average USD/GBP exchange rate	0.6308	N/A
November and December 2011 Average
USD/GBP exchange rate	N/A	0.6371

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

The following table provides a reconciliation of the changes in the estimated asset retirement obligations from January 1, 2011 through December 31, 2012.

	December 31,	December 31,
	2012	2011
Beginning asset retirement obligations	$66,312	$50,122
Additional liability incurred	114,177	16,058
Asset obligation retirement	(45,766)	-
Currency translation adjustment	188	132
Ending asset retirement obligations	$134,911	$66,312

As of December 31, 2012, the Company had recorded the asset retirement obligation in accrued expenses and other liabilities on the accompanying consolidated balance sheets.

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

Consolidated Statement of Cash Flows

In accordance with the standard, "Statement of Cash Flows", cash flows from the Company’s operations are calculated based upon the local currencies translated at the weighted average exchange rate for the year. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment reporting

Reportable segments are identified based on operating segments which are determined based on the Company’s internal organization, management requirements and internal reporting system. An operating segment is a component of the Company that meets the following respective conditions:

a.	Engage in business activities from which it may earn revenues and incur expenses;
b.	Whose operating results are regularly reviewed by the Group’s management to make decisions about resource to be allocated to the segment and assess its performance; and
c.	For which financial information regarding financial position, results of operations and cash flows are available.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income”. The amendments are being made to allow FASB time to re- deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU No. 2011-12 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Market risk is the risk of losses in on- and off-balance sheet positions arising from movements in market prices. As we operate predominantly on an agency model with the exception of certain trades of our customers, we are not exposed to the market risk of a position moving up or down in value.

Liquidity Risk

In normal conditions, our business of providing electronic trading precious metals and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain a substantial pool of liquidity. As of December 31, 2012, the percentage of cash to total assets was 42.1%, as compared to 35.8% as of December 31, 2011.

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

Our IT department is working with IT security consultants to strengthen and protect our network from intentional attacks. We have also established a separate department to monitor our networks and to indemnify and minimize human errors, such as clerical mistakes and incorrectly placed trades, as well as intentional misconduct, such as unauthorized trading, mischief and fraud. Furthermore, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies. Despite any precautions we may take, any systems failure that causes an interruption in our services or decreases the responsiveness of our services could, among other consequences, impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

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

These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2012 and 2011, the Company’s capital position were $27.8 million and $13.7 million, respectively, including all financial assets and liabilities.

The FSA requires Goldenway UK to maintain a regulatory basic capital (“Pillar 1 required capital”) of the greater of (i) £100,000 (approximately, $150,000); or (ii) the sum of its credit and market risk requirements of approximately £13,000 (approximately, $20,000); or (iii) Goldenway UK’s fixed overhead requirement (“FOR”) of approximately £475,000 (approximately, $713,000), and a Pillar 2 capital requirement of £475,000 (approximately, $713,000). Capital is managed through budgeting, forecasting and daily and monthly entity and consolidated capital reporting. As of December 31, 2012 and 2011, Goldenway UK had net assets of $0.8 million and $1.0, respectively, which made the Company in compliance with these requirements as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Ricky Wai Lam Lai, and our Chief Financial Officer or CFO, Mr. Yue Yuen Chan, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on our assessment, Mr. Lai and Mr. Chan determined that, as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2012, our management determined that our accounting personnel lacked the sufficient skill and experience in the application of U.S. generally accepted accounting principles (GAAP) necessary to fulfill the our public reporting obligations in accordance with U.S. GAAP and the SEC’s rules and regulations. While our accounting personnel had several years of accounting and audit experience, none of them were trained in the U.S. or held a U.S. CPA designation at the time.

Management has begun to make the changes necessary to remediate these material weaknesses including the recruitment and hiring of qualified executive accounting personnel with sufficient experience and training in U.S. GAAP to cure this material weakness. We have also a continued to train our financial and accounting personnel so that they may attain the requisite knowledge of and experience with U.S. GAAP.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

We expect our continuous training of our financial and accounting personnel in U.S. GAAP will have a materially beneficial effect on, and will cure the material weakness in, our internal control over financial reporting.

There were no changes in its internal controls over financial reporting in the fourth quarter of 2012 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Ricky Wai Lam Lai	49	Chief Executive Officer and Director
Yue Yuen Chan	37	Chief Financial Officer, Treasurer and Corporate Secretary
Jian Qin Huang (1)	49	Director
Tak Wah Tam	47	Director
Chi Man Lo	50	Director
Yousuf Rashed Al Marshoudi (1)	32	Director
Sultan Mohamed R. Alshara (1)	35	Director
Kelvin Hey Wah Tang (2)	40	Director

(1)

On February 15, 2013, each of Mr. Jian Qin Huang, Mr. Sultan Mohamed R. Alshara and Mr. Yousuf Rashed Al Marshoudi resigned from their respective position as, a director of the Company effective as of February 28, 2013. The resignations of them were tendered to facilitate a reduction in the size of the Company’s board of directors and not due to any disagreement with the Company.

(2)

On March 29, 2012 the Board of Directors appointed Mr. Kelvin Hey Wah Tang to serve as a director of the Company, effective immediately. The Board of Directors also determined that Mr. Tang meets the requirements of “independent” as defined in the Listing Rules of The Nasdaq Stock Market, Inc.

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

Mr. Kelvin Hey Wah Tang: Mr. Tang became a member of our board of directors as of March 29, 2012. Mr. Tang has over 13 years’ experience in auditing, commercial accounting, financial statement management and reporting. Mr. Tang has served since March, 2005 as a secretary of WLG Inc, an international logistics company. He has also served as the corporate finance manager of its operating subsidiary, Wako Express (HK) Co. Ltd. since June 2004 and became the finance director – China from September 2010, where he was responsible for preparing consolidated accounts and financial statements under US GAAP, overseeing all accounting matters and setting up internal control and identifying risks and remedies. Before joining WLG Inc, Mr. Tang has been working in public accounting firms and he has been an audit supervisor of CCIF CPA Ltd where he was responsible for supervising audit team and completed statutory audit for listed and other companies. Mr. Tang holds a Master Degree in Corporate Finance from Hong Kong Polytechnics University and a Bachelor’s Degree in Science from the University of Hong Kong. Mr. Tang has been a member of Association of Chartered Certified Accountants since 2001.

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

Director	Titles	Material Qualifications
Ricky Wai Lam Lai	Chief Executive Officer and	•	Master of Science in Accounting and Finance
	Director	•	Experience in business management
		•	Over 15 years’ experience in stock trading and brokerage services
		•	Knowledge of U.S. accounting and financial reporting
standards
Jian Qin Huang (1)	Director	•	Expertise in business management
		•	Knowledge of the financial industry
Tak Wah Tam	Director	•	Independent director of several Hong Kong listed companies
		•	Over 20 years’ experience in accounting, corporate finance and corporate development
Chi Man Lo	Director	•	Expertise in business management
		•	Knowledge of Hong Kong Stock Exchange (HKSE) compliance procedures gained as secretary of a HKSE listed company
		•	Knowledge of accounting
Yousuf Rashed Al Marshoudi (1)	Director	•	Bachelor degree in Business Information Systems
		•	Experience in the financial industry
Sultan Mohamed R. Alshara (1)	Director	•	Master’s degree in strategic marketing
		•	Experience in the financial industry and knowledge of U.S. capital markets
Kelvin Hey Wah Tang (2)	Director	•	Master degree in Corporate Finance
		•	Member of Association of Chartered Certified Accountants
		•	Experience in auditing, commercial accounting, financial statement management and reporting
		•	Knowledge of US GAAP and internal control

(1)

On February 15, 2013, each of Mr. Jian Qin Huang, Mr. Sultan Mohamed R. Alshara and Mr. Yousuf Rashed Al Marshoudi resigned from their respective position as, a director of the Company effective as of February 28, 2013. The resignations of them were tendered to facilitate a reduction in the size of the Company’s board of directors and not due to any disagreement with the Company.

(2)

On March 29, 2012 the Board of Directors appointed Mr. Kelvin Hey Wah Tang to serve as a director of the Company, effective immediately. The Board of Directors also determined that Mr. Tang meets the requirements of “independent” as defined in the Listing Rules of The Nasdaq Stock Market, Inc.

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence –Transactions with Related Persons”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years Ended December 31, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. None of our executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other (1) ($)	Total ($)
Ricky Wai Lam Lai, CEO and Director	2012	108,703	-	-	-	18,906	127,609
	2011	107,912	-	-	-	33,582	141,494
Yue Yuen Chan, CFO	2012	88,953	-	-	-	11,731	100,684
	2011	41,752	-	-	-	1,156	42,908

(1) The balance represented the travelling allowance and other disbursements relating to business purpose.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2012, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Ricky Wai Lam Lai	36,107	-	-	-	36,107
Jian Qin Huang (1)	30,000	-	-	-	30,000
Tak Wah Tam	30,000	-	-	-	30,000
Chi Man Lo	30,000	-	-	-	30,000
Yousuf Rashed Al Marshoudi(1)	30,000	-	-	-	30,000
Sultan Mohamed R. Alshara(1)	30,000	-	-	-	30,000
Kelvin Hey Wah Tang (2)	22,500	-	-	-	22,500

(1)

On February 15, 2013, each of Mr. Jian Qin Huang, Mr. Sultan Mohamed R. Alshara and Mr. Yousuf Rashed Al Marshoudi resigned from their respective position as, a director of the Company effective as of February 28, 2013. The resignations of them were tendered to facilitate a reduction in the size of the Company’s board of directors and not due to any disagreement with the Company.

(2)

On March 29, 2012 the Board of Directors appointed Mr. Kelvin Hey Wah Tang to serve as a director of the Company, effective immediately. The Board of Directors also determined that Mr. Tang meets the requirements of “independent” as defined in the Listing Rules of The Nasdaq Stock Market, Inc.

Narrative to Director Compensation Table

During the 2012 fiscal year, we paid our directors approximately $28,000 per month compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 28/F, Tower 2, The Gateway, Harbour City, Tsim Sha Tsui, Kowloon, Hong Kong.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Yue Yuen Chan	Chief Financial Officer	Common stock, $0.001 par value	0	0
Jian Qin Huang(3) (5)	Director	Common stock, $0.001 par value	718,340	4.9%
Ricky Wai Lam Lai	Chief Executive Officer and Director	Common stock, $0.001 par value	0	0
Tak Wah Tam	Director	Common stock, $0.001 par value	0	0
Chi Man Lo	Director	Common stock, $0.001 par value	0	0
Yousuf Rashed Al Marshoudi (5)	Director	Common stock, $0.001 par value	0	0
Sultan Mohamed R. Alshara (5)	Director	Common stock, $0.001 par value	0	0
Kelvin Hey Wah Tang (6)	Director	Common stock, $0.001 par value	0	0
All officers and directors as a group (8 persons named above)		Common stock, $0.001 par value	11,126,641	75.9%
5% Security Holders
Hao Tang(4)	--	Common stock, $0.001 par value	10,408,301	71%
Goldenway Investments Holdings Limited (4)	--	Common stock, $0.001 par value	10,408,301	71%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 14,660,029 shares of common stock issued and outstanding after giving effect to a 1-for-0.481752 share reverse split on December 9, 2011.

(3)	Represents shares held directly by Ten Bright Investments Limited, a British Virgin Islands company owned and controlled by Mr. Huang.

(4)

Represents shares held by Goldenway Investments Holdings Limited (“GIHL”), an entity 100% controlled by Fenton Capital Inc. (“Fenton”) which is in turn 100% controlled by SMP Trustees (NZ) Limited as trustee of The Fenton Trust, of which Hao Tang is the sole beneficiary.

(5)

On February 15, 2013, each of Mr. Jian Qin Huang, Mr. Sultan Mohamed R. Alshara and Mr. Yousuf Rashed Al Marshoudi resigned from their respective position as, a director of the Company effective as of February 28, 2013. The resignations of them were tendered to facilitate a reduction in the size of the Company’s board of directors and not due to any disagreement with the Company.

(6)

On March 29, 2012 the Board of Directors appointed Mr. Kelvin Hey Wah Tang to serve as a director of the Company, effective immediately. The Board of Directors also determined that Mr. Tang meets the requirements of “independent” as defined in the Listing Rules of The Nasdaq Stock Market, Inc.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the year of 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  Pursuant to a Software Development Contract, dated August 1, 2012, between Goldenway Precious Metals and Shenzhen Gateway, we are obligated to pay fees to Gateway in exchange for IT maintenance services through July 31, 2013. As of December 31, 2012, we had a prepayment of $0.05 million in IT maintenance fees to Gateway under this agreement.

  Pursuant to a Data Analysis Management Services Contract, dated August 1, 2012, between Goldenway Precious Metals and Shenzhen Gateway, we are obligated to pay fees to Gateway in exchange for data analysis management services through July 31, 2013. As of December 31, 2012, we had a prepayment of $0.04 million in data analysis fees to Gateway under this agreement.

  During fiscal year ended December 31, 2012 and 2011, we earned $0.5 million and $nil, respectively, in commissions from Goldenway NZ. As of December 31, 2012 and 2011, the Company had $206,525 and $nil, balance due to Goldenway NZ.

  The Company entered into a service agreement with Goldenway Asset Management, whereby the Company is obligated to pay approximately $31,000 annually for investment related marketing material. The agreement is subject to annual renewal. During the year ended December 31, 2012, the Company incurred $15,482 (2011 - $nil) for this service. As of December 31, 2012, the Company prepaid approximately $5,000 to Goldenway Asset Management.

  During the fiscal year 2012, the Company purchased online precious metal platforms for $1.4 million from Gateway. As of December 31, 2012, the Company was obligated to pay approximately $0.6 million to Gateway.

  Goldenway Investments is the former parent of Goldenway Precious Metals and is now our majority stockholder. On January 1, 2010, Goldenway Precious Metals entered into a management fee agreement with Goldenway Investments, pursuant to which Goldenway Investments provides management services to Goldenway Precious Metals in exchange for management fees based on the actual operating cost incurred by Goldenway Investments, plus a mark-up rate on certain operational costs. The management fee is payable on an annual basis or on demand after provision of management services by Goldenway Investments. Since October 1, 2011, the management fee agreement was amended to eliminate the mark-up rate component and apportion operating costs based on the number of employees engaged in activities for the Company. The management fee is payable on a monthly basis or on demand after a provision of service by Goldenway Investments. Management fee was $1.2 million for the year ended December 31, 2012, compared to $6.4 million for the year ended December 31, 2011.

  The Company and Goldenway Investments are also party to a maintenance and service agreement, dated January 1, 2012, pursuant to which the Company is obligated pay a monthly fee of HKD 120,000 (approximately, $0.02 million) from January 2012 to September 2012 and increased to HKD300,000 (approximately, $0.04 million), (due to the additional two more platforms are required to maintain) to Goldenway Investments in exchange for precious metals trading platform maintenance services. Fees incurred under the maintenance and service agreement totaled $0.05 million and $0.3 million for the year ended December 31, 2012.

  The Company is party to a marketing and advertising service agreement, dated October 1, 2009, between the Company and Goldenway Investments (HK) Limited, or Goldenway HK, a Goldenway Investments subsidiary, whereby the Company is obligated to pay a monthly fee of HKD600,000 (approximately $0.1 million) to Goldenway HK, in exchange for marketing and advertising consulting services. The contract is subject to annual renewal. Fees incurred under the marketing and advertising service agreement totaled $0.9 million the year ended December 31, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Audit Fees	$329,667	$202,075
Audit-Related Fees	-	-
Tax Fees	5,003	3,905
All Other Fees	94,178	118,377
TOTAL	$428,848	$324,357

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by MSCM LLP for our financial statements as of and for the year ended December 31, 2012.

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
10.1

Tenancy Agreement, dated March 30, 2010, between Wide Harvest Investment Limited and Goldenway Precious Metals  Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on January 31, 2012)

10.2

Tenancy Agreement, dated June 29, 2009, between Harbour City Estates Limited and Goldenway Precious Metals (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on January 31, 2012)

10.3

Tenancy Agreement, dated November 15, 2010, between Harbour City Estates Limited and Goldenway Precious Metals  Limited (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on January 31, 2012)

10.4

Client agreement, dated September 30, between Goldenway Precious Metals Limited and Goldenway Investment (HK)  Limited (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed on January 31, 2012)

10.5

English translation of Software Development Contract, dated March 26, 2010, between Goldenway Precious Metals Limited and Shenzhen Gateway Technology Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.6

Executive Employment Agreement, dated September 30, 2011, between Cyber Informatix, Inc. and Hao Tang (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.7

Executive Employment Agreement, dated September 30, 2011, between Cyber Informatix, Inc. and Yue Yue Chan (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.8

English Translation of Prolocutor Contract, dated October 16, 2009, between Simon Yam and Goldenway Investments Holdings Limited (incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.9

Employment Agreement, dated December 20, 2011, between Goldenway, Inc. and Ricky Wai Lam Lai (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 2, 2012)

10.10

Share Purchase Agreement, dated November 1, 2011, between Goldenway Precious Metals Limited, Goldenway Voltrex Investments Limited, Individual Sellers and VFX Financial PLC (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-K filed on March 29, 2012)

10.11

Management Fee Agreement, dated October 1, 2011, between Goldenway Precious Metals Limited and Goldenway Investments Holdings Limited (incorporated by reference to Exhibit 10.11 of the Company’s annual report on Form 10- K filed on March 29, 2012)

14.1	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 22, 2011)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed on March 29, 2012)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

______________________
*Filed herewith

**Filed with this Form 10-K for Goldenway, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 29, 2013

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

Signature	Title	Date

/s/ Ricky Wai Lam Lai	Chief Executive Officer and Director	March 29, 2013
Ricky Wai Lam Lai	(Principal Executive Officer)

/s/ Yue Yuen Chan	Chief Financial Officer and Secretary	March 29, 2013
Yue Yuen Chan	(Principal Financial and Accounting
Officer)

/s/ Tak Wah Tam	Director	March 29, 2013
Tak Wah Tam

/s/ Chi Man Lo	Director	March 29, 2013
Chi Man Lo

/s/ Kelvin Hey Wah Tang	Director	March 29, 2013
Kelvin Hey Wah Tang

GOLDENWAY, INC.
For the Years Ended
December 31, 2012 and 2011

Table of Contents
For the years ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Goldenway, Inc.

We have audited the accompanying consolidated balance sheets of Goldenway, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ MSCM LLP

MSCM LLP
Toronto, Canada
March 29, 2013

Goldenway, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(Expressed in US dollars)

	Note	2012	2011
ASSETS
Cash		$24,174,929	$10,267,457
Cash, held for customers		576,779	-
Accounts receivable, net of allowance for doubtful accounts ($1,081,397 for December 31, 2012 and $nil for December 31, 2011)		1,229,247	2,358,677
Unrealized profits on open contracts	4	2,961,444	1,837,642
Other receivables	5	185,152	722,607
Trading precious metals	4	248,848	1,674,077
Deposits and prepaid expenses	6	9,763,106	1,965,475
Deferred income tax assets	14	426,188	449,234

Total current assets		39,565,693	19,275,169

Property and equipment, net	7	5,599,190	4,828,890
Intangible assets, net	8	4,497,932	2,585,422
Goodwill	3 & 8	427,136	427,136
Deposits and prepaid expenses - non-current	6	7,025,544	1,105,441
Due from a majority stockholder	13	339,544	494,732

Total assets		$57,455,039	$28,716,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	9 & 13	$4,516,928	$1,564,918
Customer deposits		16,533,235	8,389,460
Unrealized losses on open contracts	4	134,936	245,856
Accrued expenses and other liabilities	10	5,722,140	1,870,947
Income taxes payable		969,102	1,921,033
Due to a sister company	13	206,525	-
Deferred income tax liabilities	14	35,125	35,054

Total current liabilities		28,117,991	14,027,268

Non-current liabilities
Deferred income tax liabilities - non-current	14	1,315,368	968,464

Total liabilities		29,433,359	14,995,732

Shareholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 14,660,029 (2011 – 14,660,029) shares issued and outstanding	11	14,660	14,660
Additional paid-in capital		12,877,163	12,877,163
Retained earnings		15,101,684	889,060
Accumulated other comprehensive loss		28,173	(59,825)
Total shareholders' equity		28,021,680	13,721,058
Total liabilities and stockholders' equity		$57,455,039	$28,716,790

Commitments (notes 2 and 5)
Contingencies (note 18)
Subsequent events (note 19)

The accompanying notes are an integral part of these consolidated financial statements.

Goldenway, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

	Note	2012	2011
REVENUES
Trading revenue		$60,453,220	$38,772,785
Foreign exchange brokerage services	13	491,284	178,742
Gain from sales of precious metals		394,511	-
Investment loss		(3,547,342)	-
Interest income from customers’ trading accounts		1,615,865	1,017,221
Fair value change of precious metals		(190,249)	174,685
Total revenues		59,217,289	40,143,433

EXPENSES
Management fees paid to related party	13	1,242,856	6,399,912
Trading expenses and commission		12,554,273	11,057,629
Employee compensation and benefits		7,574,196	2,457,346
General and administrative expenses		3,178,156	1,978,229
Advertising expenses		10,781,589	1,146,155
Bad debt expense		1,795,356	-
Occupancy expenses		1,358,817	732,480
Depreciation and amortization	7&8	1,158,290	579,993
Data processing and service fees	14	1,759,724	274,146
Foreign exchange loss		514,284	-
Total expenses		41,917,541	24,625,890
Other income		50,047	193,727
INCOME BEFORE INCOME TAXES		17,349,795	15,711,270
TAXES
Provision for income taxes – current		2,737,981	2,537,319
– deferred		399,190	485,620
	13	3,137,171	3,022,939

NET INCOME		14,212,624	12,688,331
OTHER COMPREHENSIVE INCOME
Foreign currency translation		87,998	(7,718)

COMPREHENSIVE INCOME		$14,300,622	$12,680,613

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	12	14,660,029	14,660,029

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Basic and diluted	12	$0.97	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

Goldenway, Inc.
Consolidated Statements of Shareholders’ Equity
As of December 31, 2012 and 2011
(Expressed in US dollars)

	Common Stock
					Accumulated
			Additional		Other	Total
	Number of	Par	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Value	Capital	Earnings	Income	Equity

BALANCE, December 31, 2010 (Note 11)	14,660,029	$14,660	$12,876,917	$6,443,043	$(52,107)	$19,282,513
Net income for the year	-	-	-	12,688,331	-	12,688,331
Foreign currency translation adjustments	-	-	-	-	(7,718)	(7,718)
Dividend declared	-	-	-	(18,242,314)	-	(18,242,314)
Effect of reverse merger	-	-	246	-	-	246

BALANCE, December 31, 2011	14,660,029	14,660	12,877,163	889,060	(59,825)	13,721,058
Net income for the year	-	-	-	14,212,624	-	14,212,624
Foreign currency translation adjustments	-	-	-	-	87,998	87,998

BALANCE, December 31, 2012	14,660,029	$14,660	$12,877,163	$15,101,684	$28,173	$28,021,680

The accompanying notes are an integral part of these consolidated financial statements.

Goldenway, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$14,212,624	$12,688,331
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized profit	(1,234,722)	(662,198)
Loss on disposal of property and equipment	1,177	-
Depreciation and amortization	1,158,290	579,993
Deferred income tax	399,190	485,620
Change in fair value of trading precious metals	190,249	(174,685)
Bad debt expense	1,795,356	-
Changes in assets and liabilities:
(Increase) decrease in assets -
Restricted cash	-	128,518
Cash, held for customers	(576,779)	-
Accounts receivable	(665,926)	(479,947)
Other receivables	537,455	(509,799)
Trading precious metals	1,234,980	(715,902)
Deposits and prepaid expenses	(7,271,860)	(2,413,149)
Increase (decrease) in liabilities -
Accounts payable	2,348,414	988,656
Accrued expenses and other liabilities	3,851,193	(84,266)
Customer deposits	8,143,775	4,007,851
Income taxes payable	(951,931)	289,845
Net cash provided by operating activities	23,171,485	14,128,868

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,711,681)	(4,835,124)
Purchase of intangible assets	(1,497,342)	-
Due from a majority stockholder	155,188	(4,755,481)
Acquisition of a subsidiary, net of cash acquired	-	(2,236,566)
Deposits paid for a potential acquisition	(6,445,874)	-
Due to a fellow subsidiary	206,525	-
Net cash used in investing activities	(9,293,184)	(11,827,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from reverse merger	-	246
Net cash provided by financing activities	-	246

NET INCREASE IN CASH	13,878,301	2,301,943
EFFECT OF EXCHANGE RATE CHANGES ON CASH	29,171	(10,138)
Cash, beginning of year	10,267,457	7,975,652
Cash, end of year	$24,174,929	$10,267,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest received	$1,665,912	$1,017,173
Non-cash investing activities:
Purchase of property and equipment in accounts payable	$603,596	$-

The accompanying notes are an integral part of these consolidated financial statements.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

1.	Nature of Operations and Basis of Presentation

Goldenway, Inc. (formerly Cyber Informatix, Inc. (“CII”)) was organized under the laws of the State of Nevada on September 10, 2007, as a software design and e-commerce company. From September 10, 2007 (date of incorporation) through to the date of the reverse acquisition discussed below, CII was a development stage company, engaged in the business of distributing economically-priced downloadable application software via the Internet, but with minimal operations.

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

Subsequent to the RTO, CII changed its name to Goldenway, Inc. (the “Company”).

GPML was incorporated in Hong Kong on April 7, 2009. GPML has obtained licenses from the Chinese Gold & Silver Exchange Society (the “CGSE”) and is involved in the trading of precious metals trading contracts, through its electronic trading platform, and precious metals. GPML is one of the CGSE’s recognized E-Trading members.

Goldenway Global Investments (UK) Limited (“Goldenway UK”) was incorporated in United Kingdom on July 14, 1997. Goldenway UK obtained a license from the London Financial Services Authority (“FSA”) and is involved in the provision of foreign exchange brokerage services.

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

On August 28, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Plan of Merger”), dated August 28, 2012, between the Company and Goldenway Financial Holdings Limited (“Goldenway Financial”), a Hong Kong limited company and the Company’s wholly-owned subsidiary formed for that purpose. Pursuant to the Plan of Merger, the Company planned to change its jurisdiction of incorporation from Nevada to Hong Kong by merging with and into Goldenway Financial. Pursuant to the terms of the Plan of Merger, Goldenway Financial would be the surviving entity and the issued and outstanding shares of the Company’s Common Stock would automatically be converted into shares of Goldenway Financial ordinary shares, at the rate of one ordinary share of Goldenway Financial for each single share of the Company’s Common Stock. After the effective date of the merger, Goldenway Financial would own and conduct the Company’s business and would be managed by the same Board of Directors and executive officers who currently manage the Company. However, the Memorandum and Articles of Association of Goldenway Financial would become the governing instruments of the Company and would differ in several respects from the current Articles of Incorporation and Bylaws of the Company.

The parties to the Plan of Merger had filed a registration statement on Form F-4 to register the ordinary shares to be issued to the Company’s shareholders in the merger. However, the parties are discussing a possible restructuring of the transaction and have filed a withdrawal request subsequent to the Company’s year end with the SEC with respect to the registration statement.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

1.	Nature of Operations and Basis of Presentation (continued)

The accompanying consolidated financial statements include the accounts of the Goldenway, Inc., GPML, Goldenway Global Investments (UK) Limited (“Goldenway UK”), Goldtop and Goldenway Financial (collectively referred as the “Company”, “we”, “our” or “us”). All inter-company balances and transactions have been eliminated on consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

2.	Summary of Significant Accounting Policies

Basis of Accounting
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP.

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

Significant estimates made by management include:
- Valuation of assets and liabilities requiring fair value estimates;
- The allowance for doubtful accounts and bad debt expense;
- The realization of deferred tax assets;
- Useful lives of property and equipment;
- The carrying amount of intangible assets and the amortization period of intangible assets with definite lives;
- Future cash flows associated with impairment testing for tangible and intangible assets including goodwill; and
- Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

Precious metal trading contracts generally involve the settlement of precious metal prices at market rates. Profits or losses are realized when customer transactions are liquidated and are recorded net as trading revenue on the consolidated statements of operations and comprehensive income. Unrealized profits or losses on open contracts are revalued at prevailing precious metal price (the difference between contract price and market price) at the date of the balance sheets are included in unrealized profits and losses, respectively, on the consolidated balance sheets. Changes in net unrealized profits or losses amounted to a gain of $1,067,207 and $1,588,146 during the fiscal years 2012 and 2011, respectively, and are recorded in trading revenue on the consolidated statements of operations and comprehensive income.

The Company, through its wholly-owned subsidiary, Goldenway UK, is engaged in the provision of foreign exchange brokerage services. Goldenway UK follows SAB 104 and recognizes revenues when Goldenway UK and customers enter brokerage service agreement, services rendered, the brokerage service fee is fixed and determinable and collectability is reasonably assured.

The Company is also engaged in trading of precious metal price contracts with other trading companies. Profits or losses are realized when the transactions are liquidated and are recorded net as trading revenue on the consolidated statements of operations and comprehensive income.

Unrealized profits or losses on open contracts are revalued at prevailing precious metal prices (the difference between contract price and market price) at the date of the balance sheets and are included in unrealized profits and losses, respectively, on the consolidated balance sheets. There were no unrealized profits or losses from open position as of December 31, 2012 and 2011. The realized losses of $3,547,342 and nil, respectively, for the fiscal years ended December 31, 2012 and 2011 are recorded as investment loss on the consolidated statements of operations and comprehensive income.

The Company also holds physical precious metals for trading. The precious metals were marked to market at each year end date. The changes in fair value of these precious metals are recorded as fair value change of precious metals on the consolidated statements of operations and comprehensive income.

The Company earns interest income on unliquidated contract amounts. The interest is accrued and calculated based on agreed upon annual rate of 0.75% to 1.25% .

Advertising
Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred. The Company did not capitalize any production costs associated with advertising for 2012 or 2011. The total amount charged to advertising expense was $10,781,589 and $1,146,155 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents
Cash is comprised of cash on hand and unrestricted deposits. Cash equivalents include highly liquid investments with maturities of three months or less when purchased. Cash equivalents are recorded at fair value.

Cash, Held for Customers
Cash, held for customers represents cash held in-trust for the customers. The balance arises primarily from cash deposited by customers and net realized gains from customer trading activity in Goldenway UK. The Company records a corresponding liability in connection with this amount that is included in customer deposits in the consolidated balance sheets. A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements. These legally restricted balances were $576,779 and $nil as of December 31, 2012 and 2011, respectively.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments
The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for cash, cash, held for customers, accounts receivable, due from major stockholder, other receivables, accounts payable, accrued expenses and other liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Level 1

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange- traded derivatives, listed equities and U.S. government treasury securities.

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

Accounts Receivable
The Company has agreements with several payment transfer agents who assist customers in transfering funds to their trading accounts with the Company. The balance represents funds collected by the agents from customers to be remitted to the Company and amounts receivable from the provision of foreign exchange brokerage services.

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

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

Other Receivables
Other receivables represent miscellaneous receivables from various third parties.

Trading Precious Metals
The Company holds physical precious metals for trade. The precious metals are marked to market at each balance sheet date.

Deposits and Prepaid Expenses
The Company records goods and services paid for but not to be received until a future date as prepaid expenses. These include payments for advertising and occupancy related expenses. Any prepaid expense to be realized beyond the next 12 months is classified as non-current.

Property and Equipment
Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	over the lease term
Computer equipment	4 years
Motor vehicles	4 years
Motor vessel	10 years

Expenditure for maintenance and repairs is charged to expense as incurred. Additions, renewals and betterments are capitalized.

The gain or loss on disposal of property and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, if any, and is recognized in the consolidated statements of operation and comprehensive income.

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

The Company has two membership licenses issued by CGSE to trade precious metal price contracts and physical precious metals. In addition, upon the acquisition of Goldenway UK, a license of the FSA has been recognized as an identifiable intangible asset. All licenses, which are subject to renewal periodically, are not amortized and have an indefinite useful life because management believes the Company will be able to continuously renew the license in the future.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

Intangible Assets and Goodwill (continued)
The Company compares the recorded value of its indefinite life intangible assets and goodwill to their fair values on an annual basis and whenever circumstances arise that indicates that impairment may have occurred. The Company performs a goodwill impairment test for each reporting unit. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. There was no impairment of intangible assets and goodwill during the years ended December 31, 2012 and 2011.

The Company accounts for costs to acquire its trading platform and related software in accordance with the standard, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The standard requires that such technology be capitalized in the application and infrastructure development stages. Costs related to training, administration and non-value-added maintenance are charged to expense as incurred. Capitalized software development costs are being amortized over their useful life, which the Company has estimated at 5 years.

Reporting Currency and Foreign Currency Translation
As of December 31, 2012 and 2011, the accounts of the Company and its subsidiaries are maintained in their functional currencies, the U.S. dollar (“USD”), the Hong Kong dollar ("HK$") and the Great British Pound (“GBP”) for Goldenway, Inc., GPML and Goldenway UK, respectively. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Company are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the consolidated statements of operations and comprehensive income, and consolidated statements of cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

	December 31,	December 31,
	2012	2011
Period end USD/HK$ exchange rate	7.7507	7.7663
Average USD/HK$ exchange rate	7.7569	7.7841
Period end USD/GBP exchange rate	0.6149	0.6436
Average USD/GBP exchange rate	0.6308	N/A
November and December 2011 Average
USD/GBP exchange rate	N/A	0.6371

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

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

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

The following table provides a reconciliation of the changes in the estimated asset retirement obligations from January 1, 2011 through December 31, 2012.

	December 31,	December 31,
	2012	2011
Beginning asset retirement obligations	$66,312	$50,122
Additional liability incurred	114,177	16,058
Asset obligation retirement	(45,766)	-
Currency translation adjustment	188	132
Ending asset retirement obligations	$134,911	$66,312

As of December 31, 2012, the Company had recorded the asset retirement obligation in accrued expenses and other liabilities on the accompanying consolidated balance sheets. The balance of the recorded assets for the asset retirement obligations as of December 31, 2012 was $96,230 (December 31, 2011 - $17,731).

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

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

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

Consolidated Statement of Cash Flows
In accordance with the standard, "Statement of Cash Flows", cash flows from the Company’s operations are calculated based upon the local currencies translated at the weighted average exchange rate for the year. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment reporting
Reportable segments are identified based on operating segments which are determined based on the Company’s internal organization, management requirements and internal reporting system. An operating segment is a component of the Company that meets the following respective conditions:

a.	Engage in business activities from which it may earn revenues and incur expenses;
b.	Whose operating results are regularly reviewed by the Group’s management to make decisions about resource to be allocated to the segment and assess its performance; and
c.	For which financial information regarding financial position, results of operations and cash flows are available.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income”. The amendments are being made to allow FASB time to re- deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU No. 2011-12 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards
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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

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

Purchase price	$2,307,757
Value assigned to assets and liabilities
Assets:
Cash	$71,191
Accounts receivable	1,399,195
Other receivables	69,753
Computer equipment	5,399
FSA license	1,529,578
Goodwill	427,136
Assets acquired	3,502,252
Liabilities:
Accounts payable	320,820
Accrued expenses and other liabilities	451,901
Income taxes payable	54,675
Deferred income tax liability	367,099
Liabilities assumed	1,194,495
Net assets acquired	$2,307,757

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

3.	Acquisition of Goldenway UK (continued)

The goodwill represents assembled workforce and residual that do not qualify for separate intangible asset recognition. The goodwill is not expected to be deductible for tax purposes.

According to the Share Purchase Agreement, the operational control of Goldenway UK passed to the Company effective November 1, 2011, and accordingly, the result of Goldenway UK’s operations were included in the Company’s consolidated statements of operations and comprehensive income from that date.

The Company incurred approximately $539,620 consulting and professional fees in relation to the acquisition of Goldenway UK and recorded the amount as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

4.	Fair Value Measurement

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels as of December 31, 2012 and 2011:

	Fair Value Measurements on a Recurring Basis
		As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$2,961,444	$-	$2,961,444
Trading precious metals	248,848	-	-	248,848
	$248,848	$2,961,444	$-	$3,210,292

Liabilities:
Unrealized losses on open contracts	$-	$134,936	$-	$134,936

	Fair Value Measurements on a Recurring Basis
		As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Unrealized profits on open contracts	$-	$1,837,642	$-	$1,837,642
Trading precious metals	1,674,077	-	-	1,674,077
	$1,674,077	$1,837,642	$-	$3,511,719

Liabilities:
Unrealized losses on open contracts	$-	$245,856	$-	$245,856

Level 1 Financial Assets
The Company has investments in gold and silver that are Level 1 financial instruments and are recorded based upon listed or quoted gold and silver market prices. The investments in gold and silver are recorded in Trading precious metals.

Level 2 Financial Assets and Liabilities
The Company has open trading contracts that are Level 2 financial instruments and are recorded based on the difference in market price of the underlying precious metal of the open trading contracts between the date when the contracts are entered and the balance sheet date. This difference is recorded in Unrealized profits on open contracts and Unrealized losses on open contracts.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

5.	Other Receivables

Other receivables consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Funds in transit	$16,875	$81,868
CGSE rebate receivable	141,084	611,750
Staff loan	27,193	28,989
	$185,152	$722,607

Funds in transit represent the amount transferred from agents but have yet to be received by the Company as of December 31, 2012. Funds in transit were received subsequent to the year-end date (i.e. January 2013). Normally funds in transit will be received within 5 business days.

CGSE charges the Company a fee for each precious metal price trading transaction and issues rebates based on the transaction volume.

6.	Deposits and Prepaid Expenses

Deposits and prepaid expenses consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Deposit in Hantec Bullion Limited (a)	$-	$475,708
Prepaid advertising expenses (b)	1,661,046	481,912
Funds to transfer agents for customer withdrawals	7,437,261	590,817
Legal and professional fee	-	437,078
Other deposits and prepaid expenses (c)	1,239,312	1,085,401
Deposits paid for a potential acquisition(d)	6,451,031	-
Deposits and prepaid expenses	$16,788,650	$3,070,916

Represented by:
Deposits and prepaid expenses – current	$9,763,106	$1,965,475
Deposits and prepaid expenses – non-current	7,025,544	1,105,441
	$16,788,650	$3,070,916

(a)

The Company executed trading of precious metal trading contracts through Hantec Bullion Limited (“Hantec”), a private precious metal trading company in Hong Kong. All the deposits with Hantec were to be used for future trading or withdrawn at the Company’s discretion.

(b)	Prepaid advertising expenses include $5,000 prepaid to Goldenway Asset Management Limited (“GAML”) under the Service Agreement (note 13).

(c)

The balance mainly represented the deposits for utility, e-trading fees, other miscellaneous prepaid expenses for daily operations and data processing and service fees prepaid to Shenzhen Gateway Technology Limited (“Gateway”) (note 13) .

(d)

On October 4, 2012, GPML signed a non-binding memorandum of understanding (the “MOU”) with Denling Limited and its sole shareholder, Ms. Yeung Yin, to acquire 20,000 ordinary shares, representing 40% of the issued share capital of HXPM Holdings Limited, a company incorporated under the laws of British Virgin Islands, and its wholly-owned Hong Kong subsidiary, HXPM Limited (“HXPM”). HXPM is engaged in the trading and brokering of bullion and is also a member of CGSE. The Company paid a non-interest bearing and fully refundable deposit of HK$50 million (approximately $6.5 million). The completion of the potential acquisition is subject to the completion of an independent valuation of, and the due diligence conducted on HXPM. The deposit is personally guaranteed by the controlling shareholder of the Company’s majority stockholder (notes 13 and 19).

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

7.	Property and Equipment

Property and equipment, including leasehold improvements, consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Office equipment	$128,069	$23,106
Computer equipment	699,368	411,772
Leasehold improvements	884,751	363,194
Furniture and fixtures	145,518	44,503
Motor vehicles	424,677	80,127
Motor vessel	4,540,559	4,516,244
	6,824,954	5,438,946
Less: Accumulated depreciation	(1,223,752)	(610,056)
Property and equipment, net	$5,599,190	$4,828,890

Depreciation expense was $898,346 and $451,523 for the years ended December 31, 2012 and 2011, respectively, and was recorded as depreciation and amortization in the Company’s consolidated statements of operations and comprehensive income.

8.	Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Precious metal price trading licenses (i)	$638,651	$637,369
Precious metal trading platform (ii)	2,815,640	643,807
FSA license (iii)	1,529,578	1,529,578
Intangible assets	4,983,869	2,810,754
Less: accumulated amortization	(485,937)	(225,332)
Intangible assets, net	$4,497,932	$2,585,422

	2012	2011
Goodwill arising on consolidation(iii)	$427,136	$427,136

(i)	The Company acquired a precious metal price trading license from an unrelated party in 2009 and a physical precious metal trading license from another unrelated party in 2010. These licenses allow the Company to engage in the precious metal price trading activities with the public in Hong Kong, as a result, the Company became a member of CGSE, and can engage in trading of physical precious metals.

Both licenses can be traded freely with no expiration date and hence, considered to have indefinite useful lives.

(ii)	During the year ended December 31, 2012, the Company purchased a) another online trading platform from GIHL; b) software development for the online precious metal trading platform from Gateway; and c) a license for new trading software for trading platform in a) from MetaQuotes. The newly-acquired intangible assets are being amortized over their useful lives of 5 years. Details of a) and b) are set out in Note 13 to the consolidated financial statements. The Company did not have any additions to the trading platform during 2011.

(iii)	These are FSA license and goodwill recognized from the acquisition of Goldenway UK of $427,136. Further details are set out in the Note 3 to the consolidated financial statements.

Amortization expense was $259,944 and $128,470 for the years ended December 31, 2012 and 2011, respectively, and was recorded as depreciation and amortization in the Company’s consolidated statements of operations and comprehensive income.

The estimated amortization expense for the next 5 years is as follow:

2013	$525,888
2014	673,962
2015	658,847
2016	532,461
2017 and thereafter	561,884

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

9.	Accounts Payable

Accounts payable consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Commissions payable to agents	$917,478	$1,143,573
Withdrawals requested by customers	14,159	215,135
Investment loss payable	2,969,732	-
Other vendors	615,559	206,210
	$4,516,928	$1,564,918

As of December 31, 2012, balance with other vendors includes a balance of $604,079 (2011 - $54,382) payable to a company whose director is also a director of Goldenway UK.

10.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Customer deposit held (a)	$1,242,160	$1,239,665
Advertising expenses accruals	3,076,785	-
Employee compensation and benefit accrual	603,624	310,849
Asset retirement obligation	134,911	66,312
Other	664,660	254,121
	$5,722,140	$1,870,947

(a)

In 2011, the Company was informed that there were purported offences committed by a couple in the People’s Republic of China (“PRC”), who misappropriated funds and transferred those funds to their personal bank account then traded through the Company’s trading platform. The PRC police had procured to freeze the funds in transit to the Company from this couple. The investigation against this couple is still ongoing and there have been no claims against the Company. As of December 31, 2012, the accumulated funds received from this couple amounted to $1,242,160 (December 31, 2011 - $1,239,665, change in 2012 is due to foreign currency translation). Even though this couple lost all funds through their trading activities, the Company did not recognize any revenue from this couple’s trades and included the funds received from this couple in other liabilities.

11.	Stockholders’ Equity

On September 30, 2011, the Company acquired GPML from its sole shareholder, GIHL, whereby the Company acquired 100% of the issued and outstanding capital stock of GPML, in exchange for 24,587,299 shares of the Company’s common stock, par value $0.001, which constituted 80.80% of the issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of transactions contemplated by the Share Exchange Agreement. As a result, the Company’s common shares that were issued and outstanding increased to 30,457,299 shares.

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

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

11.	Stockholders’ Equity (continued)

The following is a reconciliation of the restatement of the Company’s common stock and additional paid-in capital as of December 31, 2010 as a result of the RTO:

	Common stock
	Number of		Additional Paid-in
	Shares	Par Value	Capital
BALANCE, DECEMBER 31, 2010	100,000,000	$12,891,577	$-
Common stock of GWPL exchanged for common stock of CII	(100,000,000)	(12,891,577)	12,891,577
Common stock of CII issued for common stock of GWPL	24,587,299	24,587	(24,587)
Common stock of CII upon RTO	5,870,000	5,870	(5,870)
Cancellation of shares upon RTO	(26,674)	(27)	27
Effect of 1-for-0.481752 share reverse split	(15,770,596)	(15,770)	15,770
BALANCE, DECEMBER 31, 2010	14,660,029	$14,660	$12,876,917

The authorized number of shares of common stock as of December 2012, 2011 and 2010 was 75,000,000.

The common stock and the additional paid-in capital are restated to take into effect the RTO and the 1-for-0.481752 share reverse split during the fiscal 2011.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

12.	Earnings Per Share

Earnings per share (“EPS”) information for the years ended December 31, 2012 and 2011 were determined by dividing net income attributable to the shareholders for the year by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

As of December 31, 2012 and 2011, the Company did not have any securities that may potentially dilute the basic earnings per share. Therefore the basic and diluted earnings per share for the respective years are equal.

	2012	2011
Numerator
Net income attributable to common shareholders	$14,212,624	$12,688,331

Denominator
Weighted average shares of common stock	14,660,029	14,660,029
Basic and diluted earnings per common stock	$0.97	$0.87

13.	Related Party Transactions and Balances

The Company has engaged in related party transactions with certain companies controlled by majority stockholders, directors and officers of the Company as described below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that could prevail in arm’s-length transactions.

Entities under common control are:

Entities	Business	Relationship
Gateway	IT services	Affiliated Company - Controlled by
Mr. Hao Tang
GIHL	Investment	Majority Stockholder
Goldenway Global Investments (New Zealand) Limited (“GWNZ”)	Foreign exchange trading and related brokerage services	GIHL Subsidiary or Sister Company
Goldenway Investments (HK) Limited (“HK”)	Securities and futures broker	GIHL Subsidiary or Sister Company
GAML	Securities and asset management	GIHL Subsidiary or Sister Company
advisors
Mr. Hao Tang	N/A	Controlling Party of Majority
Stockholder
Keen Ocean Technology Limited (“Keen Ocean”)	Inactive	Affiliated Company – Controlled by
Mr. Jian Qin Huang, a director of
the Company
Goldenway Global Investors L.P. (“GGILP”)	Investment holding	Partnership partly-owned by
Majority Stockholder

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

13.	Related Party Transactions and Balances (continued)

- Gateway

During fiscal year ended December 31, 2012, the Company purchased an online precious metal trading platform for $1,446,357 from Gateway. The online trading platform was recorded as intangible assets. No such purchases were made during fiscal 2011. During the year, the Company also incurred $193,531 (2011 - $nil) of software developments costs for the online precious metal trading platforms (Note 8(ii)). As of December 31, 2012, the Company was obligated to pay approximately $603,596 to Gateway for the online trading platform which has been included in accounts payable.

The Company entered into an IT maintenance service agreement with Gateway whereby Gateway provides IT services for an annual fee of approximately $128,000. The agreement is subject to annual renewal. During the year, the Company incurred $368,409 of IT service fees to Gateway (2011 - $69,586), for which the expense was recorded as a data processing and service fee in the consolidated statements of operations and comprehensive income. In addition, the Company incurred $197,871 during the year in service fees in relation to data analysis to Gateway (2011 - $nil), which were recorded as advertising expenses in the consolidated statements of operations and comprehensive income.

As of December 31, 2012, the Company prepaid $94,751 to Gateway for future IT services (2011 - $91,206) and recorded the amounts as other deposits and prepaid expenses (Note 6(c)).

- GWNZ

During fiscal years ended December 31, 2012 and 2011, the Company earned $491,284 and $nil, respectively, in commissions from GWNZ. As of December 31, 2012 and 2011, the Company had $206,525 and $nil, balance due to GWNZ.

- GIHL

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

During fiscal year ended December 31, 2012, the Company incurred $1,242,856 (2011 - $6,399,912) management fees to GIHL. As of December 31, 2012, the Company has $339,544 (2011- $494,732) net receivable from the GIHL.

In addition, during the fiscal year ended December 31, 2012, the Company incurred approximately $258,000 of set up fees for its online trading platforms purchased during the year. The fees were capitalized as intangible assets (Note 8(ii)).

The Company and GIHL are also a party to a maintenance and service agreement, dated January 1, 2012, pursuant to which the Company is obligated to pay a monthly fee of HK$120,000 (approximately $15,400) from January 2012 to September 2012 and HK$300,000 (approximately $38,500) from October 2012 to December 2012 to GIHL in exchange for precious metals trading platform maintenance services. Fees incurred under the maintenance and services agreement amounted to $255,461 for the year ended December 31, 2012.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

13.	Related Party Transactions and Balances (continued)

- HK

The Company entered into a marketing and advertising service agreement with HK whereby HK provides marketing and advertising consulting services for an annual fee of approximately $909,595. The agreement is subject to annual renewal. During fiscal year ended December 31, 2012, the Company incurred $909,595 (2011 - $693,722) for consultancy fee to HK for advertising services and recorded the expenses as advertising expenses under the consolidated statement of operations and comprehensive income.

- GAML

The Company entered into a service agreement with GAML, whereby the Company is obligated to pay approximately $31,000 annually for investment related marketing material. The agreement is subject to annual renewal. During the year ended December 31, 2012, the Company incurred $15,482 (2011 - $nil) for this service, which was recorded as advertising expenses in the consolidated statements of operations and comprehensive income. As of December 31, 2012, the Company prepaid approximately $5,000 to GAML which has been included in other deposits and prepaid expenses (Note 6(b)).

- Dividend

On June 30, 2011 and September 30, 2011, prior to the closing of the share exchange transaction, GPML declared a dividend of $14,005,862 and $4,236,452 issued to GIHL. No such dividends were paid during fiscal 2012.

- Mr. Hao Tang

Mr. Hao Tang, the major shareholder and an officer of the Company, has a trading account on the Company’s trading platform as of December 31, 2012. No trading activity was made by Mr. Tang during the fiscal year ended December 31, 2012 and 2011. His deposit balance in the trading account with the Company as of December 31, 2012 was $857 (December 31, 2011 - $56,857). Mr. Tang also guaranteed the deposit paid for the potential acquisition of HXPM (Note 6 (d)).

- Keen Ocean

In May 2012, the Company acquired a license for a new trading software for trading platform of $140,666 (Note 8(ii)) through Keen Ocean.

- GGILP

During the year ended December 31, 2012, the Company sold 10 taels of gold bars for $18,669 to GGILP (2011 – Nil), in the ordinary course of business.

All balances with related parties are unsecured, non-interest bearing and have no fixed terms of repayments.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
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

Reconciliation of income tax expenses to the amount computed by the current statutory rate to income before income taxes is as follows:

	2012	2011
Income before income taxes	$17,349,795	$15,711,270

US statutory rate of 34%	$5,898,986	$5,341,830
Foreign income not recognized in US	(5,898,986)	(5,347,696)
Foreign income taxed at 16.5% in HK and 24% in UK	2,731,488	2,636,912
Foreign non-deductible expenses	85,759	199,111
Foreign non-taxable income	(2,069)	(122)
Tax rate change	26,508	-
Change in valuation allowance	458,858	62,128
Other	(163,373)	130,776

Total provision for income taxes	$3,137,171	$3,022,939

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred income tax assets
Property and equipment	$-	$15,458
Intangible assets	-	23,901
Customer deposits	426,188	425,332
Loss carry forward	617,138	142,822
	1,043,326	607,513
Valuation allowance	(617,138)	(158,279)
Deferred income tax assets	$426,188	$449,234

Deferred income tax liabilities
Allowance for doubtful accounts	$15,379	$15,348
Balances with related parties	19,746	19,706
Property and equipment	948,269	601,365
Intangible assets	367,099	367,099
Deferred income tax liabilities	$1,350,493	$1,003,518

Tax losses carried forward from Goldenway UK of $2,745,734, as of December 31, 2012 can be carried forward indefinitely.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

15.	Commitments

Service agreements- The Company had entered into agreements with a related party from August 1, 2012 to July 31, 2013 for monthly software maintenance in the amount of approximately $55,500 a month and for monthly data analysis services in the amount of approximately $39,000 a month.

Leases commitments- The Company leases office space under non-cancellable operating lease agreements that expire on various dates through 2015. Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases, are as follows:

Year ending December 31,:-

2013	$1,738,115
2014	1,652,570
2015	855,373
$4,246,058

16.	Regulatory Requirements

The Company, as a member of CGSE, is subject to working capital and asset requirements. Under the requirements, the minimum required working capital, defined as cash plus precious metals, is approximately $193,000 (HK$ 1.5 million) and the minimum required assets are $645,000 (HK$ 5 million).

As of December 31, 2012, GPML has $23,401,565 and $248,848 cash and trading precious metals, respectively (2011-$9,845,686 and $1,674,077).

GPML’s total assets are $58,615,800 as of December 31, 2012 (December 31, 2011- $28,645,454).

In addition, Goldenway UK is subject to certain Pillar 1, 2 and 3 FSA capital requirements. Goldenway UK is in compliance with these requirements as of December 31, 2012.

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

17.	Segment Information

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011 are as follows:

Year ended December 31, 2012

	Foreign
	Exchange
	Brokerage
	Services and
	Others	Precious Metal	Elimination	Consolidated

Revenue from foreign exchange brokerage services	$491,284	$-		$491,284
Trading revenue	-	60,453,220		60,453,220
Gains from sales of precious metal	-	394,511		394,511
Interest income from customers’ trading accounts	-	1,615,865		1,615,865
Investment loss	-	(3,547,342)		(3,547,342)
Fair value change of trading precious metals	-	(190,249)		(190,249)
Total revenues	$491,284	$58,726,005		$59,217,289

Segment (loss)/profits	$(1,750,249)	$19,059,650		$17,309,401
Operating expenses	(9,653)	-		(9,653)
Other income (expenses)	173	49,874		50,047
Income before income taxes	(1,759,729)	19,109,524		$17,349,795
Income taxes	-	3,137,171		$3,137,171
Depreciation	51,361	846,985		$898,346
Amortization of intangibles	-	259,944		$259,944
Capital expenditures	98,269	3,714,350		$3,812,619
Goodwill	427,136	-		$427,136
Intangibles	1,529,378	2,968,354		$4,497,732
Total assets	1,556,972	58,615,800	$(2,717,733)	$57,455,039

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

17.	Segment Information (continued)

Year ended December 31, 2011

	Foreign
	Exchange
	Brokerage
	Services and
	Others	Precious Metal	Elimination	Consolidated
Revenue from foreign exchange brokerage services	$178,742	$-		$178,742
Trading revenue	-	38,772,785		38,772,785
Interest income from customers’ trading accounts	-	1,017,221		1,017,221
Fair value change of trading precious metals	-	174,685		174,685
Total revenues	$178,742	$39,964,691		$40,143,433

Segment (loss)/profits	$(500,081)	$16,034,870		$15,534,789
Operating expenses	(17,246)	-		(17,246)
Other income (expenses)	-	193,727		193,727
Income before income taxes	(517,327)	16,228,597		$15,711,270
Income taxes	15,458	3,007,481		$3,022,939
Depreciation	-	451,523		$451,523
Amortization of intangibles	-	128,470		$128,470
Capital expenditures	-	4,835,124		$4,835,124
Goodwill	427,136	-		$427,136
Intangibles	1,529,578	1,055,844		$2,585,422
Total assets	1,266,526	28,645,454	$(1,195,190)	$28,716,790

Goldenway, Inc.
Notes to consolidated financial statements
For the Years Ended December 31, 2012 and 2011
(Expressed in US dollars)

18.	Banking facilities

As of December 31, 2012, our subsidiary Goldenway UK had general banking facilities with Barclays Bank Plc of GBP130,000 (the “Barclay Facilities”), for business master online facility, card facility and BACS facility . As of December 31, 2012, we had not utilized the Barclay Facilities.

19.	Contingencies

Dispute with vendor

The Company is currently disputing a claim totaling £96,480 (approximately $145,000) for services provided to the Company which considers to have caused by cessation of the relevant agreement during the period. The Company counter offered a settlement of £20,720 (approximately $31,000) and the other party counter offered a settlement of £50,000 (approximately $75,000). The Company believes that the final settlement will be within the range of £20,720 to £50,000. However, no settlement amount is a better estimate than any other amount within the range. Therefore, the minimum amount of £20,720 (approximately $31,000) in the range is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets as required by ASC 450-20-30-1.

20.	Subsequent Events

We have evaluated subsequent events through March 29, 2013, the date the consolidated financial statements were issued.

Acquisition

On October 4, 2012, GPML signed a non-binding memorandum of understanding (the “MOU”) with Denling Limited and its sole shareholder, Ms. Yeung Yin, to explore the potential acquisition by the Company of 20,000 ordinary shares, representing 40% of the issued share capital of HXPM Holdings Limited, a company incorporated under the laws of British Virgin Islands, and its wholly-owned Hong Kong subsidiary, HXPM Limited (“HXPM”). HXPM is engaged in the trading and brokering of bullion and is also a member of CGSE. The Company is assessing the potential acquisition of HXPM minority interests for a price of up to HK$110 million (approximately $14.2 million), subject to the completion of an independent valuation of, and the due diligence conducted on HXPM. See Note 6 (d)).

Banking facilities

In order to finance GPML’s daily operation, on January 2, 2013, the Company, through its wholly-owned subsidiary GPML, obtained an overdraft banking facility of approximately $6,410,000 (or HK$50,000,000) from Bank of China (Hong Kong) Limited (“BOCHK”) by pledging a fixed deposit of $6,410,000 or HK$50,000,000 ("Supporting Deposits") in BOCHK. The overdraft facility charges interest at a rate of 1.3% per annum over the HIBOR, or 1% over the interest rate of supporting deposit, whichever is higher. HIBOR is currently 0.7% .

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
10.1

Tenancy Agreement, dated March 30, 2010, between Wide Harvest Investment Limited and Goldenway Precious Metals  Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on January 31, 2012)

10.2

Tenancy Agreement, dated June 29, 2009, between Harbour City Estates Limited and Goldenway Precious Metals (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on January 31, 2012)

10.3

Tenancy Agreement, dated November 15, 2010, between Harbour City Estates Limited and Goldenway Precious Metals Limited (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on January 31, 2012)

10.4

Client agreement, dated September 30, between Goldenway Precious Metals Limited and Goldenway Investment (HK)  Limited (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed on January 31, 2012)

10.5

English translation of Software Development Contract, dated March 26, 2010, between Goldenway Precious Metals Limited and Shenzhen Gateway Technology Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.6

Executive Employment Agreement, dated September 30, 2011, between Cyber Informatix, Inc. and Hao Tang (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.7

Executive Employment Agreement, dated September 30, 2011, between Cyber Informatix, Inc. and Yue Yue Chan (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.8

English Translation of Prolocutor Contract, dated October 16, 2009, between Simon Yam and Goldenway Investments Holdings Limited (incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed on October 6, 2011)

10.9

Employment Agreement, dated December 20, 2011, between Goldenway, Inc. and Ricky Wai Lam Lai (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 2, 2012)

10.10

Share Purchase Agreement, dated November 1, 2011, between Goldenway Precious Metals Limited, Goldenway Voltrex Investments Limited, Individual Sellers and VFX Financial PLC (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-K filed on March 29, 2012)

10.11

Management Fee Agreement, dated October 1, 2011, between Goldenway Precious Metals Limited and Goldenway Investments Holdings Limited (incorporated by reference to Exhibit 10.11 of the Company’s annual report on Form 10- K filed on March 29, 2012)

14.1	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 22, 2011)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed on March 29, 2012)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

________________________
*Filed herewith

**Filed with this Form 10-K for Goldenway, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.